Form 10QSB
period 1996-03-31
INTERNATIONAL STANDARDS GROUP LIMITED
filed 1996-05-17
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE
         ACT

              For the transition period from ______________ to ____________

                         Commission File Number 0-20922

                     INTERNATIONAL STANDARDS GROUP, LIMITED
        (Exact name of small business issuer as specified in its charter)

      DELAWARE                                         75-2274730
(State or jurisdiction of                     (IRS Employer Identification No.)
incorporation or organization)

        3200 NORTH MILITARY TRAIL, SUITE 210, BOCA RATON, FLORIDA 33431
                    (Address of principal executive offices)

                                 (407) 997-5880
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements in the past 90 days. Yes [X] No[ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a
court.     Yes [ ]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
65,009,983 shares as of April 4, 1996.

                     INTERNATIONAL STANDARDS GROUP, LIMITED

                                      INDEX

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets -- March 31, 1996 and September 30, 1995

                  Consolidated Statements of Loss -- Three Months
                  Ended March 31, 1996 and 1995

                  Consolidated Statements of Loss -- Six Months Ended March 31, 1996 and 1995

                  Consolidated Statements of Cash Flows -- Six Months Ended March 31, 1996 and 1995

                  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

Item 5.           Other Information

Item 6.           Financial Statements, Pro Forma Financial
                  Information and Exhibits

                     INTERNATIONAL STANDARDS GROUP, LIMITED

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          MAR. 31, 1996                SEPT. 30, 1995
                                                          -------------                --------------
                                                           (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                   $ 2,312,910                 $   672,651
  Cash - in trust                                                 718,456                     458,192
  Accounts receivable, net                                        635,135                     150,726
  Advances to employees
    and stockholders                                              190,374                      50,374
  Prepaid expenses and
    other current assets                                          618,817                      87,090
                                                              -----------                 -----------
         Total current assets                                   4,475,692                   1,419,033
                                                              -----------                 -----------

FURNITURE AND EQUIPMENT, net of
  accumulated depreciation of
  $388,512 (unaudited) and
  $323,988, respectively                                        1,208,257                     976,002
                                                              -----------                 -----------

OTHER ASSETS:
  Land and building held for
     resale, net of accumulated
     depreciation of $674,203
     (unaudited) and $601,266,
     respectively                                               3,534,468                   3,602,405
  Intangible assets, net of
     accumulated amortization of
     $1,186,516 (unaudited) and
     $1,041,346, respectively                                     935,991                   1,081,695
  Other                                                            45,730                      41,547
                                                              -----------                 -----------
                                                                4,516,189                   4,725,647
                                                              -----------                 -----------
         Total assets                                         $10,200,138                 $ 7,120,682
                                                              ===========                 ===========


                 See accompanying notes to financial statements.

                     INTERNATIONAL STANDARDS GROUP, LIMITED

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          MAR. 31, 1996                 SEPT. 30, 1995
                                                          -------------                 --------------
                                                           (Unaudited)
CURRENT LIABILITIES:
  Notes payable and current
    portion of long-term debt                                 $ 1,144,460                 $ 1,546,325
  Accounts payable                                                281,687                     817,864
  Accrued expenses                                                827,787                     764,615
  Due to stockholders                                             312,301                     600,940
  Credit arising from equity
    transaction                                                 1,500,000                   1,500,000
                                                              -----------                 -----------
         Total current liabilities                              4,066,235                   5,229,744
                                                              -----------                 -----------

LONG-TERM DEBT                                                    768,935                     810,436
                                                              -----------                 -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Preferred stock, $.00001 par
    value, 5,000 shares authorized,
    Series F Convertible, 1,050 shares
    issued and outstanding at stated value                      1,050,000                   1,050,000
  Preferred stock, $.00001 par
    value, 10,000,000 shares
    authorized, 73,000 shares
    issued and outstanding                                              1                           1
  Common Stock, $.00001 par value,
    100,000,000 shares authorized
    and 25,121,495 shares
    (unaudited) and 18,273,128
    shares issued, respectively                                       251                         183
  Additional paid-in capital                                   25,377,153                  18,866,595
  Accumulated deficit                                         (20,322,437)                (18,096,277)
  Treasury stock at cost,
    839,200 shares                                               (740,000)                   (740,000)
                                                              ------------                ------------
                                                                5,364,968                   1,080,502
                                                              -----------                 -----------

         Total liabilities and
           stockholders' equity                               $10,200,138                 $ 7,120,682
                                                              ===========                 ===========

                 See accompanying notes to financial statements.

                     INTERNATIONAL STANDARDS GROUP, LIMITED

                         CONSOLIDATED STATEMENTS OF LOSS

                                                                        For the Three Months
                                                                          Ended March 31,
                                                                  1996                        1995
                                                              ------------                  --------
                                                                            (Unaudited)
REVENUES:

  Audit fees                                                  $   252,434                 $   255,946
  Real estate brokerage fees                                    1,085,287                     580,895
                                                              -----------                 -----------
                                                                1,337,721                     836,841
                                                              -----------                 -----------
COST OF SALES:

  Direct audit expenses                                           171,604                     167,841
  Commissions - real estate                                       793,201                     537,467
                                                              -----------                 -----------
                                                                  964,805                     705,308
                                                              -----------                 -----------

GROSS PROFIT                                                      372,916                     131,533
                                                              -----------                 -----------

OPERATING EXPENSES:

  Selling, general and
    administrative                                              1,132,440                     720,251
  Depreciation and amortization                                    60,612                     131,194
                                                              -----------                 -----------
                                                                1,193,052                     851,445
                                                              -----------                 -----------
  Loss from operations                                           (820,136)                   (719,912)
                                                              ------------                ------------

OTHER INCOME (EXPENSE):

  Rental income                                                    81,679                      61,116
  Rental expenses, including
    depreciation of $41,598 for
    1996 and $31,255 in 1995                                     (139,239)                   (105,754)
  Interest expense                                                (63,120)                    (60,691)
  Interest income                                                     154                       2,664
  Other income (expense)                                         (196,495)                        152
                                                              ------------                -----------
         Total other expense                                     (317,021)                   (102,513)
                                                              ------------                ------------
  Net loss                                                    $(1,137,157)                $  (822,425)
                                                              ============                ============

NET LOSS PER COMMON SHARE                                     $      (.05)                $      (.06)
                                                              ============                ============

NUMBER OF SHARES USED
 IN COMPUTATION                                                22,435,546                  14,638,537
                                                              ===========                 ===========





                 See accompanying notes to financial statements

                     INTERNATIONAL STANDARDS GROUP, LIMITED

                         CONSOLIDATED STATEMENTS OF LOSS

                                                                         For the Six Months
                                                                            Ended March 31,
                                                                  1996                        1995
                                                              ------------                  --------
                                                                             (Unaudited)
REVENUES:

  Audit fees                                                  $   424,244                 $   435,920
  Real estate brokerage fees                                    2,465,571                   1,415,656
                                                              -----------                 -----------
                                                                2,889,815                   1,851,576
                                                              -----------                 -----------
COST OF SALES:

  Direct audit expenses                                           334,730                     322,941
  Commissions - real estate                                     2,074,980                   1,195,846
                                                              -----------                 -----------
                                                                2,409,710                   1,518,787
                                                              -----------                 -----------

GROSS PROFIT                                                      480,105                     332,789
                                                              -----------                 -----------

OPERATING EXPENSES:

  Selling, general and
    administrative                                              2,307,847                   1,590,946
  Depreciation and amortization                                   209,833                     263,079
                                                              -----------                 -----------
                                                                2,517,680                   1,854,025
                                                              -----------                 -----------
  Loss from operations                                         (2,037,575)                 (1,521,236)
                                                              ------------                ------------

OTHER INCOME (EXPENSE):

  Rental income                                                   148,920                     120,772
  Rental expenses, including
    depreciation of $72,937 for
    1996 and $62,511 in 1995                                     (213,649)                   (157,286)
  Interest expense                                               (130,472)                   (101,490)
  Interest income                                                     247                       5,254
  Other income                                                      6,369                         931
                                                              -----------                 -----------
         Total other expense                                     (188,585)                   (131,819)
                                                              ------------                ------------
  Net loss                                                    $(2,226,160)                $(1,653,055)
                                                              ============                ============

NET LOSS PER COMMON SHARE                                     $      (.11)                $      (.11)
                                                              ============                ============

NUMBER OF SHARES USED
 IN COMPUTATION                                                20,724,390                  14,488,391
                                                              ===========                 ===========





                                  See accompanying notes to financial statements

ISG/96-14089/05-15-96

                     INTERNATIONAL STANDARDS GROUP, LIMITED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the Six Months
                                                                                            Ended March 31,

                                                                                    1996                       1995
                                                                                ------------                 --------
                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                        $(2,226,160)              $(1,653,055)
Adjustments to reconcile net loss to net
 cash used in operating activities
   Depreciation and amortization                                                    282,770                   325,590
   Interest accrued on amounts due
     stockholders                                                                    23,873                    25,262
   Common stock issued for consulting fees                                           19,097                     -
   (Increase) decrease in accounts
     receivable                                                                    (484,409)                  (55,308)
   (Increase) decrease in advances to
     employees and shareholders                                                    (140,000)                   (6,727)
   (Increase) in prepaid expenses and
     other current assets                                                          (531,727)                  (72,594)
   (Increase) decrease in other assets                                               (9,183)                    6,333
   Decrease in stock subscription receivable                                          -                     1,500,000
   (Decrease) increase in accounts payable
     and accrued expense                                                           (473,005)                 (466,193)
                                                                                ------------              ------------
         Net cash provided by (used in)
           operating activities                                                  (3,538,744)                 (396,692)
                                                                                ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                             (301,779)                  (34,487)
                                                                                ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of amounts due to
    stockholders                                                                   (288,639)                 (106,663)
  Payments of notes payable and
    long-term debt                                                                 (443,366)                 (295,342)
  Preferred stock dividends paid                                                    (29,200)                  (29,200)
  Net proceeds from issuance of
    common stock                                                                  6,502,251                   392,500
                                                                                -----------               -----------
         Net cash (used in) provided
           by financing activities                                                5,741,046                   (38,705)
                                                                                -----------               ------------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                 1,900,523                  (469,884)
CASH AND CASH EQUIVALENTS,
 beginning of period                                                              1,130,843                   935,055
                                                                                -----------               -----------
CASH AND CASH EQUIVALENTS,
 end of period                                                                  $ 3,031,366               $   465,171
                                                                                ===========               ===========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

  Interest paid                                                                 $   103,911               $   223,049
                                                                                ===========               ===========

                 See accompanying notes to financial statements

                     INTERNATIONAL STANDARDS GROUP, LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 March 31, 1996

(1)      GENERAL:

         The interim March 31, 1996 and 1995 unaudited financial statements, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of financial position as of such date and earnings and cash flows for the periods then ended.

         Operating results for the six-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996.

         In November 1995, a subsidiary of International Standards Group, Limited ("ISG" or the "Company") acquired U.S. Mortgage Network Services Corp. ("U.S. Mortgage"), a Largo, Florida mortgage banking operation with additional offices in Atlanta, Georgia. As consideration for the transfer of stock, the Company agreed to the issuance of an option to purchase up to 600,000 shares of the Company's Common Stock at $2.00 below the closing price per share on February 1, 1996, but no less than $1.75 per share. As a condition for the options to be exercisable, the mortgage subsidiary must have achieved profits of in excess of $1,050,000 at the date of exercise. The Company further agreed to contribute additional capital of $300,000 and transfer the title of the Mount Vernon real estate to the mortgage company. On March 14, 1996, an agreement was entered into whereby both parties agreed to the rescission of the November 1995 stock purchase agreement. The $300,000 additional working capital advanced to U.S. Mortgage is to be repaid no later than July 1, 1997. As part of the agreement, the parties exchanged mutual releases.

         On December 21, 1995, the Company and Global RE., LTD consummated a stock purchase and exchange agreement, (the "Agreement") subject to certain due diligence procedures to be completed on behalf of the Company pursuant to which the Company acquired all the common stock of American Indemnity Company Limited ("AIC") in exchange for 233,333 shares of the Company's newly authorized Series G Voting Convertible Preferred Stock (the "Preferred Stock") and options to purchase a total of 10,000,000 shares of Common Stock of the Company. On April 6, 1996, the purchase and exchange agreement was closed out of escrow, and 35,000,000 restricted shares of ISG's Common Stock were issued in conversion of the preferred stock. However, the Company is still performing due diligence with respect to new information received subsequent to the quarter. Pending results of such due diligence procedures, the Company may require substitution of or provision of additional assets by Global RE, Ltd. or will seek to restructure or terminate its agreement with Global RE, Ltd. The financial statements of AIC have not been included in the March 31, 1996 financial statements, and the shares held in escrow and the converted shares have not been reflected as outstanding.

(2)      FINANCIAL CONDITION:

         Since inception, the Company has incurred substantial losses, and as of March 31, 1996, has an accumulated deficit of $20,322,437. The Company, through its wholly-owned subsidiary
Financial Standards Group, Inc. ("FSGI"), commenced revenue producing operations in October 1991.

         The foregoing matters and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently negotiating with several alternative financing sources and potential strategic partners in order to secure sufficient funding to support its contemplated expansion. While the Company believes that it will have the opportunity to attain additional financial support, no assurances can be provided that the Company will be able to secure sufficient funding in order to complete its financial program or achieve its strategic plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 31, 1995

         For the three months ended March 31, 1996, the Company had total consolidated revenue of $1,337,721 in contrast to $836,841 for the three months ended March 31, 1995, an increase of 60%. The primary reason for the increase in revenues was due to the expansion of MRL. The Company's consolidated net loss for the three months ended March 31, 1996 was $1,137,157 as compared to $822,425 at March 31, 1995, an increase of 38%. Included in the quarter ending March 31, 1996 were an $32,148 loss from the FSGI subsidiary and a $329,427 loss from the RESN subsidiary, which was primarily due to the opening of four new real estate offices and a new advertising/marketing division.

         For the three months ended March 31, 1996, the Company had a gross profit of $372,916 compared to $131,533 for the three months ended March 31, 1995. This decrease was attributable to the aforementioned expansion of the real estate operations. For the three months ended March 31, 1996, the Company had a loss from operations of $820,136 as compared to a loss from operations for the three months ended March 31, 1995 of $719,912, an increase of $100,224 or 14%.

         During the three months ended March 31, 1996, the Company had rental income from its Mount Vernon Distribution Center facility of $81,679 as compared to rental income during the same period in 1995 totalling $61,116, an increase of $20,563, or 34%. This is due to several new tenants who have leased smaller spaces, as well as increased space being utilized by some current tenants. For the three months ended March 31, 1996, the Company had interest expense of $63,120 as compared to $60,691 for the three months ended March 31, 1995, due to some recent short-term financing.

         For the six months ended March 31, 1996, the Company had total consolidated revenue of $2,889,815 in contrast to $1,851,576 for the six months ended March 31, 1995, an increase of 56%. The primary reason for the increase in revenues was due to the expansion of MRL. The Company's consolidated net loss for the six months ended March 31, 1996 was $2,226,160 as compared to $1,653,055 at March 31, 1995, an increase of 35%. Included in the six months ending March 31, 1996 were an $89,552 loss from the FSGI subsidiary and a $449,133 loss from the RESN subsidiary, which was primarily due to the opening of four new real estate offices and a new advertising/marketing division.

         For the six months ended March 31, 1996, the Company had a gross profit of $480,105 compared to $332,789 for the six months ended March 31, 1995. This increase was attributable to the aforementioned expansion of the real estate operations. For the six months ended March 31, 1996, the Company had a loss from operations of $2,037,575 as compared to a loss from operations for the six months ended March 31, 1995 of $1,521,236, an increase of $516,339 or 34%.

         During the six months ended March 31, 1996, the Company had rental income from its Mount Vernon Distribution Center facility of $148,920 as compared to rental income during the same period in 1995 totalling $120,772, an increase of $28,148, or 24%. This is due to several new tenants who have leased smaller spaces, as well as increased space being utilized by some current tenants. For the six months ended March 31, 1996, the Company had interest expense of $130,472 as compared to $101,490 for the six months ended March 31, 1995, due to some recent short-term financing.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company had operating cash on hand of $2,312,910 as compared to operating cash on hand at March 31, 1995 of $672,651. At March 31, 1996, the Company had a working capital ratio of current assets to current liabilities of approximately 1.1 which included $312,301 due to the Company's president and chief executive officer. Long term debt outstanding of $768,935 at March 31, 1996 consisted of the mortgage note payable to Bank One, Mansfield, relating to the Mount Vernon Distribution Center, and a wrap-around mortgage relating to the purchase of an office condominium in Boca Raton, Florida.

         The Company's FSGI subsidiary began the performance of comprehensive or internal regulatory compliance auditing services in 1991. They currently have operations in Kentucky, Michigan, Hawaii, California, Indiana, Ohio and Florida. Specialized services include fraud auditing and bond claims documentation, and specialized training has been provided to staff members. For the quarter ended March 31, 1996, most branch offices of FSGI have operated at a profit with the major portion of its losses attributable to the overhead in the Florida office, which has a limited amount of revenue to offset its expenses.

         The Company's real estate subsidiaries had experienced significant growth during the 1995 fiscal year. Membership Realty currently has six offices open, five of which are in Broward County and one in Palm Beach County. They currently serve approximately 150 real estate associates who generate in excess of $16 million in sales volume on a monthly basis. The Company expects to open additional offices during the next 12 months or to acquire companies currently located in the targeted expansion areas of Dade, western Broward and Palm Beach Counties.

         Membership Realty commenced operations in May 1992 as a full service real estate brokerage firm that recruits established real estate agents by passing through 100% in commissions earned by its member sales agents. Membership Realty provides its members with various administrative support services, facilities and products, while affording its members with complete flexibility to establish their own marketing programs, commission structure and the level of support services required to enhance their productivity. Membership Realty is expanding its operations to provide such members with additional service programs and income opportunities through establishment and development of mortgage origination services and insurance products, as well as other real estate related services.

         Unlike traditionally structured real estate brokerage firms, MRL will pay out 100% of all earned commissions to the more experienced initiating sales agents. In return, these member sales agents pay a monthly membership fee based on the extent of facilities utilized and a transaction fee as a reimbursement to the Company for certain indirect overhead charges incurred. MRL has also established other commission bases for the less experienced agents and provides additional support and training.

         As previously disclosed, at March 14, 1996, the Company and the principals of U.S. Mortgage have rescinded the acquisition of that company which had taken place in November 1995. The Company is evaluating certain liabilities incurred by that operation in order to determine whether it has any responsibility for any of U.S. Mortgage's obligations during the time U.S. Mortgage was a subsidiary of the Company.

         The Company continues to own and operate the Mount Vernon Distribution Center, a commercial warehouse in Mount Vernon, Ohio which consists of 660,551 square feet of industrial manufacturing warehousing facilities on a 61-acre site. The property is comprised of an assemblage of five main buildings, and as of March 31, 1996, was approximately 35% leased and included various major corporate tenants. Current leases for such facility extend between March 1996 and February 2001, most with renewable options. The current monthly rentals aggregate approximately $25,000, which at the present time represents a negative cash flow to the Company of approximately $2,000 per month. An aggregate of $5,077 in monthly rentals is attributable to month-to-month agreements. The Company is obligated on a mortgage note payable to Bank One, Mansfield bearing interest at 10% per annum. Monthly payments of principal and interest are $9,659, and the balance at March 31, 1996 is $510,313.

         The Mount Vernon Distribution Center has been listed for sale, and an appraisal, which was completed in September 1993, values the property at $5,750,000. The Company is now considering whether to continue listing the property for sale or to actively market its leasing capabilities. Currently, major improvements have been completed, including the demolition of some outer structures. The addition of a paved parking area, as well as painting and general cleanup are expected to be completed within the next few months. The Company believes that the facility continues to represent a source of additional financing if required for any reason.

         On December 21, 1995, the Company and Global RE., LTD consummated a stock purchase and exchange agreement, (the "Agreement") subject to certain due diligence procedures currently being completed on behalf of the Company pursuant to which the Company acquired all the common stock of American Indemnity Company Limited ("AIC") in exchange for 233,333 shares of the Company's newly authorized Series G Voting Convertible Preferred Stock (the "Preferred Stock"). On April 6, 1996, the purchase and exchange agreement was closed out of escrow, and 35,000,000 restricted shares of ISG's Common Stock were issued in conversion of its preferred stock. In addition, the Company issued options to purchase 5,000,000 shares of the Company's Common Stock exercisable through November 1, 2000 at an exercise price of $4.00 per share and options to purchase an additional 5,000,000 shares of the Company's Common Stock exercisable through November 1, 2000 at $5.00 per share.

         At the time of acquisition, the Company was led to believe that AIC's primary asset consisted of certificates of deposit in Banco National De Costa Rica totalling $40,000,000 and equity of approximately $35,000,000. The Company had received as a condition to closing an audit report from an outside independent auditor which listed as the primary assets of AIC certificates of deposit of Banco National de Costa Rica in the stated amount of $40,000,000. However, a subsequent finalized audit report disclosed that these certificates of deposit were drawn on the Cooperativa de Ahorra y Credito Gatun, RL, and were held for safe keeping at the Banco National de Costa Rica. The Company is still performing due diligence with respect to new information received subsequent to the quarter ending March 31, 1996. Pending results of such due diligence procedures, the Company may require substitution of or provision of additional assets by Global RE, Ltd. or will seek to restructure or terminate its agreement with Global RE, Ltd. The financial statements of AIC have not been included in the March 31, 1996 financial statements, and the shares held in escrow and the converted shares have not been reflected as outstanding at that date.

         On May 14, 1996, the Company agreed to a letter of understanding with The Leader Mortgage Company ("Leader"), located in Cleveland, Ohio, to form a joint venture to originate loans and generate subservicing rights from credit unions and the Company's real estate offices. The Company will contribute a total of $5 million to the joint venture to be used for the purchase of mortgage servicing rights. Leader will provide additional funds and provide the servicing for said purchased mortgage servicing rights. All cash flow generated by the joint venture shall be payable to ISG until its investment shall be repaid, and subsequent cash flows shall be paid equally to the Company and Leader.

         The Company's working capital requirements during the six months ended March 31, 1996 were satisfied through cash on hand, and the proceeds from separate private financings with a certain limited number of non-resident institutional investors conducted pursuant to Regulation S under the federal securities laws. Inasmuch as present operations of the Company's FSGI and RESN subsidiaries are not expected to generate sufficient cash flow to support expansion or offset operations, ISG will need to obtain additional financial resources in order to accomplish its strategic plan. As indicated above, the Company believes that the recent acquisition of AIC will supplement the Company's working capital. While the Company believes that it will have the opportunity to attain such financial support, no assurances can be provided that the Company will be able to secure sufficient funding to satisfy the Company's obligations over the next year in order to continue its operations.

                                    PART II.

ITEM 1.           LEGAL PROCEEDINGS

         On February 2, 1995, the Company was named as defendant in a lawsuit brought in Supreme Court of the State of New York for the County of New York in a case styled MORGAN STANLEY & CO. INCORPORATED V. INTERNATIONAL STANDARDS GROUP, INC. [sic] (Index No. 102772/95). The Plaintiff, one of the largest and most preeminent investment banking and financial services firms in the world, was seeking to recover purported damages, or, in the alternative, was seeking rescission relative to its purchase from the Company of certain counterfeit bonds sold to the Plaintiff by the Company following affirmation by the Plaintiff that such bonds had been authenticated by the Plaintiff. The Plaintiff sought judgment against the Company for an amount in excess of $3,870,000, together with costs, predicated on counts of breach of warranty, breach of contract, unjust enrichment and mistake of fact.

         The Company believes that the Plaintiff initiated litigation as a preemptive or prophylactic action once it had determined that it was unprepared to satisfy the Company's claim for damages resulting from the conduct and course of actions undertaken by the Plaintiff. The Company had been prepared to initiate such litigation in the absence of an amicable settlement by the Plaintiff, and accordingly, the Company is prepared to rigorously assert its claims for the recovery of damages sustained as a result of the actions by the Plaintiff.

         Thereafter, the Company initiated litigation against Morgan Stanley & Co., Incorporated ("Morgan Stanley"), Virginia de Cristoforo, Robert Isbitts, Administracion de Seguros, S.A. ("de Seguros"), Consorcio de Seguros Polaris, S.A. and Michael E. Zapetis in the United States District Court for the Southern District of Florida (Case No. 95-0590). The suit, which names Morgan Stanley, certain former executives of Morgan Stanley, de Seguros and certain of its agents claims federal and state securities law and common law fraud, negligence and other breaches by the parties in connection with the issuance of invalid Bearer Bank Bonds purportedly issued by the Banco Central de Venezuela in consideration for the acquisition of a controlling interest in the Company by de Seguros which subsequently was rescinded by the Company. As a result of the failure by Morgan Stanley to fulfill its responsibility to the Company to verify the authenticity of the Bearer Bank Bonds, the Company experienced substantial damages to its interests and to those of its stockholders.

         On December 4, 1995, Morgan Stanley agreed to dismiss without prejudice its complaint against the Company previously filed in New

York Supreme Court. The litigation pending between the parties in the United States District Court, Southern District of Florida (INTERNATIONAL STANDARDS GROUP, LIMITED AND JOSEPH L. LENTS VS. MORGAN STANLEY & COMPANY, INCORPORATED, VIRGINIA DE CRISTOFORO, ROBERT ISBITTS, ADMINISTRACION DE SEGUROS, S.A., CONSORCIO DE SEGUROS POLARIS, S.A. AND MICHAEL E. ZAPETIS) is proceeding and various pre-trial discovery is being undertaken. As indicated above, the Company has consummated a Stock Purchase and Exchange Agreement with Global Re., Ltd. which was closed out of escrow on April 6, 1996. Pursuant to the terms of such agreement, a settlement agreement has been entered into whereby the Company and Mr. Lents agreed to dismiss with prejudice their claims against Consorcio de Seguros Polaris, S.A. and Mr. Zapetis and the parties exchanged general releases.

ITEM 5.           OTHER INFORMATION

         On February 2, 1996, the Company amended its Certificate of Incorporation to increase its authorized capital stock to 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. The Company obtained approval for such increase from selected numbers of stockholders who possessed in excess of a majority of capital stock interests of the Company. An Information Statement relating thereto was filed with the Securities and Exchange Commission and circulated to the remaining stockholders of the Company.

ITEM 6.           FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND

                  EXHIBITS

         (a) Exhibits -- Certificate of Amendment to the Certificate of Incorporation dated January 31, 1996

         (b) Reports on Form 8-K -- The Company filed a Form 8-K report dated March 21, 1996 (item 5 and item 7).

                                                     SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer and as the chief financial officer of the Registrant.

                             INTERNATIONAL STANDARDS
                                 GROUP, LIMITED
                                     (Registrant)

Date:  May 15, 1996          By: /S/ JOSEPH L. LENTS
                                 --------------------
                                 Joseph L. Lents, President
                                 and Chief Executive Officer

                             By: /S/ LORETTA A. MURPHY
                                 ----------------------
                                Loretta A. Murphy
                                Vice President, Treasurer,
                                and Chief Financial and
                                Accounting Officer