Form 10-Q
period 1996-06-30
INTERNATIONAL STANDARDS GROUP LIMITED
filed 1996-08-19
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended      June 30, 1996
                                                 -----------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
      ACT

      For the transition period from                  to
                                     ---------------     ---------------

                     Commission File Number    0-20922
                                            ------------

                     INTERNATIONAL STANDARDS GROUP, LIMITED
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   75-2274730
- -----------------------------------      ---------------------------------------
    (State or jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

        3200 North Military Trail, Suite 300, Boca Raton, Florida 33431
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 (407) 997-5880
                         -------------------------------
                           (Issuer's telephone number)

        3200 North Military Trail, Suite 210, Boca Raton, Florida 33431
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements in the past 90 days. Yes X No
                                                                      ---   ---
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes      No
                                                      ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares  outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   40,135,556 shares as of July
31, 1996.

                     INTERNATIONAL STANDARDS GROUP, LIMITED


                                      INDEX


PART I.     FINANCIAL INFORMATION
- -------     ---------------------

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets -- June 30, 1996 and September 30, 1995

                  Consolidated Statements of Operations -- Three
                  Months Ended June 30, 1996 and 1995

                  Consolidated Statements of Operations -- Nine
                  Months Ended June 30, 1996 and 1995

                  Consolidated Statements of Cash Flows -- Nine
                  Months Ended June 30, 1996 and 1995

                  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.          OTHER INFORMATION
- --------          -----------------

Item 1.           Legal Proceedings

Item 5.           Other Information

Item 6.           Financial Statements, Pro Forma Financial
                  Information and Exhibits

                    INTERNATIONAL STANDARDS GROUP, LIMITED
                    --------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------



                                                 June 30, 1996    Sept. 30, 1995
                                                 -------------    --------------
                                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $ 1,390,255       $   672,651
  Cash - in trust                                      523,948           458,192
  Accounts receivable, net                           9,007,726           150,726
  Subscriptions receivable                           6,945,074              --
  Advances to employees
    and stockholders                                   252,352            50,374
  Prepaid expenses and
    other current assets                             2,502,510            87,090
                                                   -----------       -----------
      Total current assets                          20,621,865         1,419,033
                                                   -----------       -----------

FURNITURE AND EQUIPMENT, net of
  accumulated depreciation of
  $1,821,718 (unaudited) and
  $323,988, respectively                             4,722,118           976,002
                                                   -----------       -----------

OTHER ASSETS:
  Land and building held for
     resale, net of accumulated
     depreciation of $695,285
     (unaudited) and $601,266,
     respectively                                    3,513,386         3,602,405
  Intangible assets, (primarily
     goodwill) net of accumulated
     amortization of $1,597,080
     (unaudited) and $1,041,346,
     respectively                                   51,434,825         1,081,695
  Other                                                 66,156            41,547
                                                   -----------       -----------
                                                    55,014,367         4,725,647
                                                   -----------       -----------
      Total assets                                 $80,358,350       $ 7,120,682
                                                   ===========       ===========

                 See accompanying notes to financial statements.

                    INTERNATIONAL STANDARDS GROUP, LIMITED
                    --------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                 June 30, 1996    Sept. 30, 1995
                                                 -------------    --------------
                                                  (Unaudited)
CURRENT LIABILITIES:
  Notes payable and current
    portion of long-term debt                    $  5,554,508      $  1,546,325
  Accounts payable                                  8,280,219           817,864
  Accrued expenses                                    633,218           764,615
  Accrued litigation settlement                       700,000              --
  Due to stockholders                                 121,686           600,940
  Credit arising from equity
    transaction                                     1,500,000         1,500,000
                                                 ------------      ------------
      Total current liabilities                    16,789,631         5,229,744
                                                 ------------      ------------

LONG-TERM DEBT                                      3,180,930           810,436
                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.00001 par
    value, 10,000,000 shares
    authorized, 2,223,001 shares
    issued and outstanding                         73,263,010         1,050,001
  Common Stock, $.00001 par value,
    100,000,000 shares authorized,
    39,535,556 shares (unaudited)
    and 18,273,128 shares issued,
    respectively                                          395               183
  Additional paid-in capital                       10,311,126        18,866,595
  Accumulated deficit                             (22,446,742)      (18,096,277)
  Treasury stock at cost,
    839,200 shares                                   (740,000)         (740,000)
                                                 ------------      ------------
                                                   60,387,789         1,080,502
                                                 ------------      ------------

      Total liabilities and
        stockholders' equity                     $ 80,358,350      $  7,120,682
                                                 ============      ============




                See accompanying notes to financial statements.

                    INTERNATIONAL STANDARDS GROUP, LIMITED
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                                      For the Three Months
                                                          Ended June 30,
                                                      1996             1995
                                                 ------------       ------------
                                                           (Unaudited)
REVENUES:
  Telecommunications                            $  2,315,133       $       --
  Real estate brokerage fees                       1,266,789            877,645
  Audit fees                                         264,244            206,031
                                                ------------       ------------
                                                   3,846,166          1,083,676
                                                ------------       ------------
COST OF SALES:
  Telecommunications                               1,778,802               --
  Real estate commissions                          1,178,572            642,332
  Direct audit expenses                              166,488            150,399
                                                ------------       ------------
                                                   3,123,862            792,731
                                                ------------       ------------

GROSS PROFIT                                         722,304            290,945
                                                ------------       ------------
OPERATING EXPENSES:
  Selling, general and
    administrative                                 2,448,154          1,050,199
  Depreciation and amortization                      296,802            132,862
                                                ------------       ------------
                                                   2,744,956          1,183,061
                                                ------------       ------------
  Loss from operations                            (2,022,652)          (892,116)
                                                ------------       ------------
OTHER INCOME (EXPENSE):
  Rental income                                       68,586             60,553
  Rental expenses, including
    depreciation of $21,082 for
    1996 and $31,254 in 1995                         (49,651)           (78,988)
  Interest expense                                  (119,589)          (108,072)
  Interest income                                      3,715              2,608
  Other income (expense)                              (4,714)            (4,817)
                                                ------------       ------------
      Total other expense                           (101,653)          (128,716)
                                                ------------       ------------
  Net loss                                      $ (2,124,305)      $ (1,020,832)
                                                ============       ============

NET LOSS PER COMMON SHARE                       $       (.07)      $       (.06)
                                                ============       ============
NUMBER OF SHARES USED
 IN COMPUTATION                                   29,245,730         16,120,937
                                                ============       ============

                 See accompanying notes to financial statements

                    INTERNATIONAL STANDARDS GROUP, LIMITED
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                     For the Nine Months
                                                         Ended June 30,
                                                      1996             1995
                                                ------------       ------------
                                                         (Unaudited)
REVENUES:
  Telecommunications, net                       $  2,315,133       $       --
  Real estate fees                              $  3,732,360       $  2,293,301
  Audit fees                                         688,488            641,951
                                                ------------       ------------
                                                   6,735,981          2,935,252
                                                ------------       ------------
COST OF SALES:
  Telecommunications                               1,778,802               --
  Real estate commissions                          3,253,552          1,838,178
  Direct audit expenses                              501,218            473,340
                                                ------------       ------------
                                                   5,533,572          2,311,518
                                                ------------       ------------

GROSS PROFIT                                       1,202,409            623,734
                                                ------------       ------------
OPERATING EXPENSES:
  Selling, general and
    administrative                                 4,756,001          2,641,145
  Depreciation and amortization                      506,635            395,941
                                                ------------       ------------
                                                   5,262,636          3,037,086
                                                ------------       ------------
  Loss from operations                            (4,060,227)        (2,413,352)
                                                ------------       ------------
OTHER INCOME (EXPENSE):
  Rental income                                      217,506            181,325
  Rental expenses, including
    depreciation of $94,019 for
    1996 and $93,765 in 1995                        (263,300)          (236,274)
  Interest expense                                  (250,061)          (209,562)
  Interest income                                      3,962              7,862
  Other income                                         1,655             (3,886)
                                                ------------       ------------
      Total other expense                           (290,238)          (260,535)
                                                ------------       ------------
  Net loss                                      $ (4,350,465)      $ (2,673,887)
                                                ============       ============

NET LOSS PER COMMON SHARE                       $       (.19)      $       (.17)
                                                ============       ============
NUMBER OF SHARES USED
 IN COMPUTATION                                   22,986,167         15,661,263
                                                ============       ============

                  See accompanying notes to financial statements

                     INTERNATIONAL STANDARDS GROUP, LIMITED
                     --------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                                         For the Nine Months
                                                            Ended June 30,
                                                        1996            1995
                                                    ------------    ------------
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $ (4,350,465)   $ (2,673,887)
Adjustments to reconcile net loss to net
 cash used in operating activities
   Depreciation and amortization                        600,654         522,817
   Interest expense added to long term debt                --            56,250
   Issuance of common stock to employees
      and shareholders                                   14,500           6,500
   Interest accrued on amounts due stockholders          31,617            --
   Common stock issued for consulting fees              312,973         179,879
   (Increase) decrease in accounts receivable          (798,994)          1,749
   (Increase) decrease in advances to
     employees and shareholders                         (63,658)         (9,685)
   (Increase) in prepaid expenses and
     other current assets                              (909,766)       (131,990)
   (Increase) decrease in other assets                   58,614          (8,667)
   (Increase) decrease in stock subscrip-
     tion receivable                                       --         1,500,000
   (Decrease) increase in accounts payable
     and accrued expense                             (1,548,487)       (257,891)
                                                   ------------    ------------
      Net cash provided by (used in)
        operating activities                         (6,653,012)       (814,925)
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (418,724)        (92,804)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from notes payable                          --           740,000
  Payments of amounts due to stockholders              (765,677)       (186,741)
  Payments of notes payable and
    long-term debt                                   (1,727,519)       (239,204)
  Preferred stock dividends paid                        (43,800)        (43,800)
  Net proceeds from issuance of
    preferred stock                                  10,270,517         392,500
                                                   ------------    ------------
      Net cash (used in) provided
        by financing activities                       7,733,521         662,755
                                                   ------------    ------------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                       661,785        (244,974)
CASH RECEIVED IN ACQUISITION OF TWT                     121,575            --
CASH AND CASH EQUIVALENTS,
 beginning of period                                  1,130,843         935,055
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS,
 end of period                                     $  1,914,203    $    690,081
                                                   ============    ============
NON-CASH TRANSACTIONS:
 Issuance of common stock in exchange
   for prepaid expenses                            $  1,141,843    $    316,521
 Issuance of preferred stock in exchange
   for a Stock Subscription Receivable                6,945,074           6,725
 Issuance of common stock for capital
   expenditures                                            --            66,000
 Mortgage note issued in connection
   with capital expenditures                               --           520,000
                                                   ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                    $    206,677    $    238,842
                                                   ============    ============
                 See accompanying notes to financial statements
                                        7

                     INTERNATIONAL STANDARDS GROUP, LIMITED
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   (UNAUDITED)

                                  June 30, 1996

(1)   GENERAL:
      -------

      The interim June 30, 1996 and 1995 unaudited financial statements, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of financial position as of such date and earnings and cash flows for the periods then ended. Operating results for the nine-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996.

      On December 21, 1995, International Standards Group, Limited ("ISG" or the "Company") and Global RE., LTD consummated a stock purchase and exchange agreement, (the "Agreement") subject to certain due diligence procedures to be completed on behalf of the Company pursuant to which the Company acquired all the common stock of American Indemnity Company Limited ("AIC") in exchange for 233,333 shares of the Company's newly authorized Series G Voting Convertible Preferred Stock (the "Preferred Stock") and options to purchase a total of 10,000,000 shares of Common Stock of the Company. On April 6, 1996, the purchase and exchange agreement was closed out of escrow, and 35,000,000 restricted shares of ISG's Common Stock were issued in conversion of the preferred stock. On June 11, 1996, ISG, Global RE., Ltd., and AIC entered into an agreement pursuant to which ISG exchanged with Global RE., Ltd. its capital stock interest in AIC in return for the Company's securities previously received by Global RE., Ltd. as part of the acquisition of AIC by the Company in December 1995. In addition, the parties agreed to exchange reciprocal options to purchase
3,000,000 shares of common stock of each other in addition to certain supplemental rights. At June 30, 1996, the Company had cancelled these previously outstanding shares.

(2)   ACQUISITION:
      -----------

      On May 28, 1996, the Company entered into an Agreement and Plan of Reorganization for the acquisition of all of the outstanding capital stock of Total National Telecommunications, Inc. (d/b/a/ Total World Telecom) ("TWT"). Pursuant to the terms of the stock exchange, the shareholders of TWT received shares of newly created Series M and Series N preferred stock of the Company which are convertible into 29,750,000 shares of Common Stock of the Company. The Series M and Series N Preferred Stock, established pursuant to the exchange, carry a cumulative dividend of 2.7% per month of the stated value of the preferred stock which the Company is required to pay until such time as the Company's Registration Statement (after which the former TWT shareholders have agreed not to sell more than 5% of their shares per month) relating to resale of certain of the shares of Common Stock underlying the Series of Preferred Stock is registered under the Securities Act of 1933. The Agreement and Plan of Reorganization was consummated on June 12, 1996, at which time the Company had agreed to advance $5,000,000 for the working capital needs of TWT.

      TWT, which was organized in October 1991, is based in Houston, Texas. The Company is a Tier II switch-based interexchange carrier which utilizes state-of-the-art digital and fiber optic facilities, including vie Siemens Stromberg-Carlson DCO tandem switches located in New York, Chicago, Los Angeles, Atlanta and Houston. In addition, TWT has deployed SS7 signaling throughout its network in order to assure prompt, clear connections at a competitive price. The Company's Operations Command Center is also in Houston. The Company through long-term contracts provides origination and termination long distance services to Tier III and Tier IV switchless resellers. TWT's management team, consisting of Donald Booth, Steve Reemts and Larry Ashworth, will remain with TWT and will continue to occupy senior principal positions with the Company.

      In addition the Company issued 35,000 shares of Series O Preferred Stock for employee compensation for past service costs which are convertible into 3,500,000 shares of Common Stock of the Company. Employee compensation at the quoted market ($1.38 per share) was charged to the pre-acquisition operations of TWT. The Company also issued Series P Preferred Stock representing shares issued in connection with future services. These shares are convertible into Common Stock of the Company and have been recorded at the quoted market value of common shares. Certain consultants received 250,000 shares of Series Q Preferred Stock which are convertible into 25,000,000 shares of Common Stock of the Company. Such shares have been valued at the fair market value and have been charged to the cost of the acquisition. The Series O, Series P and Series Q Preferred Stock have no registration rights.

(3)   UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION:
      --------------------------------------------------

      The following unaudited pro forma information as of the nine months ended June 30, 1996 and the year ended September 30, 1995 have been prepared to reflect the acquisition of TWT as if it had occurred on October 1, 1994. The acquisition has been accounted for utilizing the purchase method in accordance with APB #16, and accordingly, all assets and liabilities are reflected at their historical cost basis. The excess of cost over net assets acquired ($50,677,867) has been applied to Goodwill which is being amortized over a 20-year period. The pro forma financial information set forth below is unaudited and not necessarily indicative of the results that would actually have occurred if the transactions had been consummated as of that date or the results which may be obtained in the future.

                              PRO FORMA INFORMATION

                                           Nine Months
                                              Ended           Year Ended
                                          June 30, 1996     Sept. 30, 1995
                                          -------------     --------------

Net revenues                               $44,823,980       $31,328,628
Net loss                                    (8,818,537)       (7,748,490)
Net loss per common share (1)              $      (.53)      $      (.57)

(1) The net loss per common share gives effect to the preferred stock dividends for the Series M and Series N in each of the periods. The calculation of net loss per common share does not give effect for the conversion of preferred shares to common as such conversion would be anti-dilutive.


(4)   INDUSTRY SEGMENTS:
      -----------------

      In 1996 and 1995, the Company operated in three business and two business segments, respectively: (1) auditing services to assist credit unions and their supervisory committees in performing comprehensive internal and regulatory compliance audits; (2) real estate brokerage services which also provide mortgage organization and title services; and (3) telecommunications industry, providing origination and termination long distance services to Tier III and Tier IV switchless resellers through long-term contracts.

      Income (loss) from operations is total revenue less operating expenses. On determining operating profit for industry segments, the following items have not been considered: general corporate expenses and interest expense. Identifiable assets by segment are those assets that are used in the Company's operations within that industry. General corporate assets consist principally of land and building and intangible assets.

                                INDUSTRY SEGMENTS

                                                        Nine Months Ended
                                                             June 30,
                                                     ----------------------
                                                     1996              1995
                                                     ----              ----
Sales:
    Telecommunications                          $  2,315,133       $       --
    Audit services                                   688,488            641,951
    Real estate brokerage                          3,732,360          2,293,301
                                                ------------       ------------
                                                $  6,735,981          2,935,252
                                                ============       ============
Income (Loss) from Operations:
    Telecommunications                          $     26,854       $       --
    Audit services                                  (147,585)           (79,826)
    Real estate brokerage                           (757,894)          (595,116)
                                                ------------       ------------
                                                    (878,625)          (674,942)
    Other income                                     223,123            189,187
    Other expenses                                  (513,361)          (449,722)
    General corporate expenses                    (3,181,602)        (1,738,410)
                                                ------------       ------------

      Loss before income taxes
       as reported on the accom-
       panying income statement                 $ (4,350,465)      $ (2,673,887)
                                                ============       ============
Identifiable Assets:
    Telecommunications                          $ 13,767,483       $       --
    Audit services                                   195,808            151,688
    Real estate brokerage                          3,253,747          2,433,233
                                                ------------       ------------
                                                  17,217,038          2,584,921
    General corporate assets                      63,141,312          5,189,815
                                                ------------       ------------
       Total assets as reported
       in the accompanying
       balance sheet                            $ 80,358,350       $  7,774,736
                                                ============       ============

(5)   FINANCIAL CONDITION:
      -------------------

      Since inception, the Company has incurred substantial losses, and as of June 30, 1996, has an accumulated deficit of $22,536,588. The Company, through its wholly-owned subsidiary Financial Standards Group, Inc. ("FSGI"), commenced revenue producing operations in October 1991. The Company's working capital requirements to date have been satisfied through cash on hand, proceeds from private placements, certain loans from private individuals and private financings with a limited number of non-resident institutional investors conducted pursuant to Regulation S of the federal securities laws.

      The foregoing matters and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently negotiating with several alternative financing sources in order to secure sufficient funding to support its contemplated expansions and acquisitions. While the Company believes that it will have the opportunity to attain additional financial support, no assurances can be provided that the Company will be able to secure sufficient funding in order to complete its financial program or achieve its strategic plans.

(6)   LEGAL PROCEEDINGS:
      -----------------

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

      On December 4, 1995, Morgan Stanley agreed to dismiss without prejudice its complaint against the Company previously filed in New York Supreme Court. The litigation pending between the parties in the United States District Court, Southern District of Florida (INTERNATIONAL STANDARDS GROUP, LIMITED AND JOSEPH
L. LENTS VS. MORGAN STANLEY & COMPANY, INCORPORATED, VIRGINIA DE CRISTOFORO, ROBERT ISBITTS, ADMINISTRACION DE SEGUROS, S.A., CONSORCIO DE SEGUROS POLARIS, S.A. AND MICHAEL E. ZAPETIS) is proceeding and various pre-trial discovery is being undertaken. As indicated above, the Company had consummated a Stock Purchase and Exchange Agreement with Global Re., Ltd. which was closed out of escrow on April 6, 1996. Pursuant to the terms of such agreement, a settlement agreement has been entered into whereby the Company and Mr. Lents agreed to dismiss with prejudice their claims against Consorcio de Seguros Polaris, S.A. and Mr. Zapetis and the parties exchanged general releases. Trial is set to begin in December 1996, with mediation to take place 60 days prior.

      In April 1996, the Public Utilities Commission of California (the "Commission") filed an order instituting investigation into the operations of TWT. The investigation relates to (i) the licensing and tariffing of business in California under the name Heartline Communications, Inc. ("HCI"), (ii) allegations that HCI conducted intrastate utility operations without holding a certificate from the Commission, and (iii) allegations that TWT and HCI participated in the switching of customers to the services of TWT and HCI without the customer's permission. A final ruling by the commission and any penalties to be imposed, if any, is pending. Penalties may involve a restriction in TWT's activity in the State of California and/or a monetary fine(s). The Company has estimated a $700,000 liability in connection with this matter. There can be no assurance that this will be settled for this amount and whether or not TWT may have offsets. The liability was reflected in the pre-acquisition balance sheet.

      In June 1996, the Federal Communications Commission ("FCC") issued a Notice of Apparent Liability for Forfeiture ("NAL") against HCI for $200,000. The forfeiture action is based on the investigation of five complaints in which TWT is alleged to have changed the primary interexchange carriers designated by the complainants without their authorization. TWT plans to file a formal response to the FCC's NAL by August 1996, as well as initiate settlement discussions with the FCC. The amount of the ultimate resolution of this matter cannot be reasonably estimated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995
- -----------------------------------------------------------------------------

                                                      Revenue
                                                      -------
                                            Three Months Ended June 30,
                                            ---------------------------
                                              1996              1995
                                              ----              ----
Telecommunications(1)                     $ 2,315,133       $     -
Real Estate                                 1,266,789           877,645
Auditing Services                             264,244           206,031
                                          -----------       -----------

Total Revenue                             $ 3,846,166       $ 1,083,676
                                          ===========       ===========

                                                   Gross Profit
                                                   ------------
                                            Three Months Ended June 30,
                                            ---------------------------
                                              1996              1995
                                              ----              ----
Telecommunications(1)                     $   536,331       $     -
Real Estate                                    88,217           235,313
Auditing Services                              97,756            55,632
                                          -----------       -----------

Total Gross Profit                        $   722,304       $   290,945
                                          ===========       ===========

                                               Selling, General and
                                              Administration Expenses
                                              -----------------------
                                            Three Months Ended June 30,
                                            ---------------------------
                                              1996              1995
                                              ----              ----
Telecommunications(1)                     $   461,104       $     -
Real Estate                                   554,520           226,225
Auditing Services                             152,049            81,831
Corporate                                   1,577,283           875,005
                                          -----------       -----------

Total S, G & A Expenses                   $ 2,744,956       $ 1,183,061
                                          ===========       ===========

                                                Net Income (Loss)
                                                from Operations
                                                ---------------
                                            Three Months Ended June 30,
                                            ---------------------------
                                              1996              1995
                                              ----              ----
Telecommunications(1)                     $    26,854       $     -
Real Estate                                  (466,303)            9,088
Auditing Services                             (54,293)          (26,199)
Corporate                                  (1,528,910)         (875,005)
                                          ------------      ------------

Total Net Income (Loss) from Ops          $(2,022,652)      $  (892,116)
                                          ============      ============

                                                      Net Loss
                                                      --------
                                            Three Months Ended June 30,
                                            ---------------------------
                                              1996              1995
                                              ----              ----
Telecommunications(1)                     $    30,501       $     -
Real Estate                                  (524,295)         (122,232)
Auditing Services                             (54,293)          (26,183)
Corporate                                  (1,576,218)         (872,417)
                                          ------------      ------------

Total Net Income (Loss)                   $(2,124,305)      $(1,020,832)
                                          ============      ============

(1) Since the acquisition of TWT was completed on June 12, 1996, the financial data presented for Telecommunications represents 18 days of operations and may not be indicative of the results that may be expected for a comparable three-month period.

      For the three months ended June 30, 1996, the Company had total consolidated revenue of $3,846,166 in contrast to $1,083,676 for the three months ended June 30, 1995, an increase of 255%. The primary reason for the increase in revenues was due to the acquisition of TWT as well as the expansion of MRL. The Company's consolidated net loss for the three months ended June 30, 1996 was $2,124,305 as compared to $1,020,832 at June 30, 1995, an increase of 108%. Included in the quarter ended June 30, 1996 were a $1,576,218 loss from ISG corporate and a $524,295 loss from the RESN subsidiary, which was primarily due to the opening of its new real estate offices and a developing advertising/marketing division.

      For the three months ended June 30, 1996, the Company had a gross profit of $722,304 compared to $290,945 for the three months ended June 30, 1995. This increase (148%) was attributable to the June 12, 1996 acquisition of TWT. For the three months ended June 30, 1996, the Company had a loss from operations of $2,022,652 as compared to a loss from operations for the three months ended June 30, 1995 of $892,116, an increase of $1,130,536.

      During the three months ended June 30, 1996, the Company had rental income from its Mount Vernon Distribution Center facility of $65,586 as compared to rental income during the same period in 1995 totalling $60,553, an increase of $5,033. This is due to several new tenants, as well as increased space being utilized by current tenants. For the three months ended June 30, 1996, the Company had interest expense of $119,589 as compared to $108,072 for the three months ended June 30, 1995, due to some short-term financing.

Nine Months Ended June 30, 1996 Compared to Nine Months Ended June 30, 1995
- ---------------------------------------------------------------------------

                                                      Revenue
                                                      -------
                                             Nine Months Ended June 30,
                                             --------------------------
                                              1996              1995
                                              ----              ----
Telecommunications(1)                     $ 2,315,133       $     -
Real Estate                                 3,732,360         2,293,301
Auditing Services                             688,488           641,951
                                          -----------       -----------

Total Revenue                             $ 6,735,981       $ 2,935,252
                                          ===========       ===========

                                                     Gross Profit
                                                     ------------
                                             Nine Months Ended June 30,
                                             --------------------------
                                              1996              1995
                                              ----              ----
Telecommunications(1)                     $   536,331       $     -
Real Estate                                   478,807           455,123
Auditing Services                             187,271           168,611
                                          -----------       -----------

Total Gross Profit                        $ 1,202,409       $   623,734
                                          ===========       ===========

                                               Selling, General and
                                              Administration Expenses
                                              -----------------------
                                             Nine Months Ended June 30,
                                             --------------------------
                                              1996              1995
                                              ----              ----
Telecommunications(1)                     $   509,477       $     -
Real Estate                                 1,236,702         1,050,239
Auditing Services                             334,855           248,438
Corporate                                   3,181,602         1,738,409
                                          -----------       -----------

Total S, G & A Expenses                   $ 5,262,636       $ 3,037,086
                                          ===========       ===========

                                                 Net Income (Loss)
                                                  from Operations
                                                  ---------------
                                             Nine Months Ended June 30,
                                             --------------------------
                                              1996              1995
                                              ----              ----
Telecommunications(1)                     $    26,854       $     -
Real Estate                                  (757,894)         (595,116)
Auditing Services                            (147,585)          (79,826)
Corporate                                  (3,181,602)       (1,738,410)
                                          ------------      ------------

Total Net Income (Loss) from Ops          $(4,060,227)      $(2,413,352)
                                          ============      ============

                                                   Net Loss
                                                   --------
                                           Nine Months Ended June 30,
                                           --------------------------
                                              1996            1995
                                              ----            ----
Telecommunications(1)                     $    30,501    $     -
Real Estate                                (1,057,862)      (863,510)
Auditing Services                            (143,845)       (79,810)
Corporate                                  (3,179,259)    (1,730,567)
                                          ------------   ------------

Total Net Loss                            $(4,350,465)   $(2,673,887)
                                          ============   ============

(1) Since the acquisition of TWT was completed on June 12, 1996, the financial data presented for Telecommunications represents 18 days of operations and may not be indicative of the results that may be expected for a comparable nine-month period.

      For the nine months ended June 30, 1996, the Company had total consolidated revenue of $6,735,981 in contrast to $2,935,252 for the nine months ended June 30, 1995, an increase of 130%. The primary reason for the increase in revenues was due to the acquisition of TWT as well as the expansion of MRL. The Company's consolidated net loss for the nine months ended June 30, 1996 was $4,350,465 as compared to $2,673,887 at June 30, 1995, an increase of 63%.
Included in the nine months ending June 30, 1996 were a $3,179,259 loss from ISG corporate and a $1,057,362 loss from the RESN subsidiary, which was primarily due to the opening of its new real estate offices and a developing advertising/marketing division. TWT realized a $30,501 profit for the period June 13, 1996 through June 30, 1996.

      For the nine months ended June 30, 1996, the Company had a gross profit of $1,202,409 compared to $623,734 for the nine months ended June 30, 1995. This increase was attributable to the aforementioned acquisition of TWT as well as the expansion of the real estate operations. For the nine months ended June 30, 1996, the Company had a loss from operations of $4,060,227 compared to a loss from operations for the nine months ended June 30, 1995 of $2,413,352, an increase of 68%.

      During the nine months ended June 30, 1996, the Company had rental income from its Mount Vernon Distribution Center facility of $217,506 as compared to rental income during the same period in 1995 totalling $181,325, an increase of 20%. This is due to several new tenants, as well as increased space being utilized by current tenants. For the nine months ended June 30, 1996, the Company had interest expense of $250,061 as compared to $209,562 for the nine months ended June 30, 1995, due to short-term financing.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1996, the Company had operating cash on hand of $1,390,255 as compared to operating cash on hand at June 30, 1995 of $138,336. At June 30, 1996, the Company had a working capital ratio of current assets to current liabilities of approximately 1.23. Long term debt outstanding of $3,180,930 at June 30, 1996 consisted of the mortgage note payable to Bank One, Mansfield, relating to the Mount Vernon Distribution Center, a wrap-around mortgage relating to the purchase of an office condominium in Boca Raton, Florida, and long term lease commitments from its TWT subsidiary.

      The Company's FSGI subsidiary began the performance of comprehensive or internal regulatory compliance auditing services in 1991. They currently have operations in Kentucky, Michigan, Hawaii, California, Indiana, Ohio and Florida. Specialized services include fraud auditing and bond claims documentation, and specialized training has been provided to staff members. For the quarter ended June 30, 1996, most branch offices of FSGI have operated at a profit with the major portion of its losses attributable to the corporate overhead in the Florida office, which has a limited amount of revenue to offset its expenses.

      The Company's real estate subsidiaries have experienced significant growth during the prior 12 months. Membership Realty currently has six offices open, five of which are in Broward County and one in Palm Beach County. They serve approximately 150 real estate associates who generate in excess of $16 million in sales volume on a monthly basis. The Company expects to open additional offices during the next 12 months or to acquire companies currently located in the targeted expansion areas of Dade, western Broward and Palm Beach Counties.

      Membership Realty commenced operations in May 1992 as a full service real estate brokerage firm that recruits established real estate agents by passing through 100% in commissions earned by its member sales agents. Membership Realty provides its members with various administrative support services, facilities and products, while affording its members with complete flexibility to establish their own marketing programs, commission structure and the level of support services required to enhance their productivity. Membership Realty is expanding its operations to provide such members with additional service programs and income opportunities through establishment and development of mortgage origination services, as well as other real estate related services.

      Unlike traditionally structured real estate brokerage firms, MRL will pay out 100% of all earned commissions to the more experienced initiating sales agents. In return, these member sales agents pay a monthly membership fee based on the extent of facilities utilized and a transaction fee as a reimbursement to the Company for certain indirect overhead charges incurred. MRL has also established other graduated commission bases for the less experienced agents and provides additional support and training.

      The Company continues to own and operate the Mount Vernon Distribution Center, a commercial warehouse in Mount Vernon, Ohio which consists of 660,551 square feet of industrial manufacturing warehousing facilities on a 61-acre site. The property is comprised of an assemblage of five main buildings, and as of June 30, 1996, was approximately 35% leased and included various major corporate tenants. Current leases for such facility extend between July 1996 and February 2001, most with renewable options. The current monthly rentals aggregate approximately $26,000, which at the present time represents a negative cash flow to the Company of approximately $2,800 per month. The Company is obligated on a mortgage note payable to Bank One, Mansfield bearing interest at 10% per annum. Monthly payments of principal and interest are $9,659, and the balance at June 30, 1996 is $494,243.

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

      On December 21, 1995, the Company and Global RE., Ltd. ("Global") consummated a stock purchase and exchange agreement, (the "Agreement") subject to certain due diligence having been completed on behalf of the Company pursuant to which the Company acquired all the common stock of American Indemnity Company Limited ("AIC") in exchange for 233,333 shares of the Company's newly authorized Series G Voting Convertible Preferred Stock (the "Preferred Stock"). On April 6, 1996, the purchase and exchange agreement was closed out of escrow, and 35,000,000 restricted shares of ISG's Common Stock were issued in conversion of the preferred stock. In addition, the Company issued options to purchase 5,000,000 shares of the Company's Common Stock exercisable through November 1, 2000 at an exercise price of $4.00 per share and options to purchase an additional 5,000,000 shares of the Company's Common Stock exercisable through November 1, 2000 at $5.00 per share.

      At the time of acquisition, the Company was led to believe that AIC's primary asset consisted of certificates of deposit in Banco National De Costa

Rica totalling $40,000,000 and equity of approximately $35,000,000. The Company had received as a condition to closing an audit report from an outside independent auditor which listed as the primary assets of AIC certificates of deposit of Banco National de Costa Rica in the stated amount of $40,000,000. However, a subsequent finalized audit report disclosed that these certificates of deposit were drawn on the Cooperativa de Ahorra y Credito Gatun, RL, and were held for safe keeping at the Banco National de Costa Rica. On June 11, 1996, ISG, Global, and AIC entered into an agreement pursuant to which ISG exchanged with Global its capital stock interest in AIC in return for the Company's securities previously received by Global as part of the acquisition of AIC by the Company in December 1995. At June 30, 1996, the Company had cancelled these previously outstanding shares.

      In addition, in consideration for agreeing to the exchange, the Company received from Global the right to receive in the future a distribution equal to 10% of the net income of Global for each annual period commencing with the year ended 1997 through the year ended 1999. The interest in the net income of Global is to be calculated on an annual basis and not on a cumulative basis, and the calculation of net income is not to give effect to the payment of the net income percentage of the Company as an expense. In addition, the Company issued options to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $1.375 and Options to purchase 1,000,000 shares of Common Stock at an exercise price of $2.50 exercisable for a three-year and four-year period, respectively. Concomitantly, the Company will be entitled to receive Options to purchase 2,000,000 shares and Options to purchase 1,000,000 shares of a publicly-traded company into which AIC will be placed or merged at a price of 110% of the closing price with respect to the 2,000,000 Options and 200% of the closing price with respect to 1,000,000 Options on the date that AIC is placed or merged into such public entity.

      On June 12, 1996, the Company completed the acquisition of TWT. Under the terms of the agreement, ISG acquired all of the outstanding capital stock of TWT, and in exchange, the shareholders of TWT received shares of ISG newly created series of preferred stock of the Company which are convertible into shares of Common Stock of the Company based upon fulfillment of certain financial criteria established by the Company and TWT and the price of the Company's stock at the time of conversion. The Series M and Series N Preferred Stock established pursuant to the exchange carry a cumulative dividend of 2.7% of the stated value of the preferred stock which the Company is required to pay until such time as the Company's Registration Statement relating to the resale of certain of the shares of Common Stock underlying these series of Preferred Stock is registered under the Securities Act of 1933. The Company also agreed to advance TWT $5,000,000 for its working capital needs.

      TWT, based in Houston, Texas, was organized in October 1991 and is a Tier II switch-based interexchange carrier which utilizes state-of-the-art digital and fiber optic facilities, including five Siemens Stromberg-Carlton DCO tandem switches located in New York, Chicago, Los Angeles, Atlanta, and Houston. In addition, TWT has deployed SS7 signaling throughout its network in order to assure prompt, clear connections at a competitive price. The Company's Operations Command Center is also located in Houston. TWT, through long-term contracts, provides origination and termination of long distance services to Tier III and Tier IV, switchless resellers.

      TWT has average net revenues of over $5 million per month and anticipates significant expansion during the next 12 months through internal growth as well as possible acquisitions. TWT recognizes that the telecom industry is becoming more competitive and that it must implement a broad business strategy which must maintain the current business structure of the company as the basis for any future growth. To this end, TWT has formulated a strategy that focuses on the major areas of the telecom industry, the niche markets in which it has been involved, and the development of new product lines for future implementation and marketing. In an effort to expand the business, TWT has analyzed its current roster of customers and plans to provide these customers with new product platforms for their marketing departments. The Company has designed a new marketing program and will target companies which are not currently using the services of TWT in an effort to obtain new business.

      TWT recognizes that it must establish new switches in strategic locations for future growth and the enhancement of its profit margins on current business. The company has identified several target locations, including the Miami, Seattle, and Denver areas as well as the Eastern Seaboard. The MIS and network management departments have been given the criteria for establishing a priority on the new locations based on current minutes of traffic and other key facts currently available. In addition, the new Vice President of Marketing has a significant presence in the international markets, and he plans to aggressively market TWT's services to some of these countries once the additional switches are in place in the Miami and Seattle areas.

      During the quarter ended June 30, 1996, ISG received $3,768,266 representing partial net proceeds from the sale of 897,435 shares of its Common Stock and 1,300,000 shares of its Series K Preferred Stock. Subsequent to the end of the quarter, additional proceeds of $6,944,855 were received. These funds were available to fund the working capital needs of ISG and its real estate subsidiaries, as well as to provide the $5,000,000 loan to TWT for its expansion and working capital. It is anticipated that TWT could become cash flow positive in the final quarter of fiscal 1996 and will be able to fund their growth and working capital through their own operations and/or lines of credit. At June 30, 1996 the Company had operating cash on hand of $1,390,255 to support the working capital requirements of the Company and its real estate subsidiaries.

      The Company's working capital requirements during the nine months ended June 30, 1996 were satisfied through cash on hand, and the proceeds from separate private financings with a certain limited number of non-resident institutional investors conducted pursuant to Regulation S under the federal securities laws. Inasmuch as present operations of the Company's subsidiaries are not expected to generate sufficient cash flow to support expansion or offset combined operations, ISG will need to obtain additional financial resources in order to accomplish its strategic plan. While the Company believes that it will have the opportunity to attain such financial support, no assurances can be provided that the Company will be able to secure sufficient funding to satisfy the Company's obligations over the next year in order to continue its operations.

                                   PART II.


ITEM 1.     LEGAL PROCEEDINGS
            -----------------

      Not applicable.


ITEM 5.     OTHER INFORMATION
            -----------------

      Not applicable.


ITEM 6.     FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS
            ------------------------------------------------------------------

      (a)   Exhibits --

      (b) Reports on Form 8-K -- The Company filed a Form 8-K report dated May 28, 1996 (item 5 and item 7) and a Form 8-K Report dated June 11, 1996 (item 5 and item 7).

                                   SIGNATURE
                                   ---------


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

                                          INTERNATIONAL STANDARDS
                                            GROUP, LIMITED
                                               (Registrant)



Date:  August 17, 1996                    By:/s/ Joseph L. Lents
                                             ----------------------------
                                             Joseph L. Lents, President
                                             and Chief Executive Officer



                                          By:/s/ Loretta A. Murphy
                                             ----------------------------
                                             Loretta A. Murphy
                                             Vice President, Treasurer,
                                             and Chief Financial and
                                             Accounting Officer