Form 10-Q/A
period 1996-06-30
INTERNATIONAL STANDARDS GROUP LIMITED
filed 1996-08-22
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB/A-1

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

                                INDUSTRY SEGMENTS

                                                        Nine Months Ended
                                                             June 30,
                                                     ----------------------
                                                     1996              1995
                                                     ----              ----
Sales:
    Telecommunications                          $  2,315,133       $       --
    Audit services                                   688,488            641,951
    Real estate brokerage                          3,732,360          2,293,301
                                                ------------       ------------
                                                $  6,735,981          2,935,252
                                                ============       ============
Income (Loss) from Operations:
    Telecommunications                          $     26,854       $       --
    Audit services                                  (147,585)           (79,826)
    Real estate brokerage                           (762,841)          (595,116)
                                                ------------       ------------
                                                    (883,572)          (674,942)
    Other income                                     223,123            189,187
    Other expenses                                  (513,361)          (449,722)
    General corporate expenses                    (3,176,655)        (1,738,410)
                                                ------------       ------------

      Loss before income taxes
       as reported on the accom-
       panying income statement                 $ (4,350,465)      $ (2,673,887)
                                                ============       ============
Identifiable Assets:
    Telecommunications                          $ 13,767,483       $       --
    Audit services                                   195,808            151,688
    Real estate brokerage                          3,253,747          2,433,233
                                                ------------       ------------
                                                  17,217,038          2,584,921
    General corporate assets                      63,141,312          5,189,815
                                                ------------       ------------
       Total assets as reported
       in the accompanying
       balance sheet                            $ 80,358,350       $  7,774,736
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
                                          ===========       ===========

                                               Selling, General and
                                              Administration Expenses
                                              -----------------------
                                            Three Months Ended June 30,
                                            ---------------------------
                                              1996              1995
                                              ----              ----
Telecommunications(1)                     $   509,477       $     -
Real Estate                                   431,353           226,225
Auditing Services                             152,049            81,831
Corporate                                   1,652,077           875,005
                                          -----------       -----------

Total S, G & A Expenses                   $ 2,744,956       $ 1,183,061
                                          ===========       ===========

                                                Net Income (Loss)
                                                from Operations
                                                ---------------
                                            Three Months Ended June 30,
                                            ---------------------------
                                              1996              1995
                                              ----              ----
Telecommunications(1)                     $    26,854       $     -
Real Estate                                  (343,136)            9,088
Auditing Services                             (54,293)          (26,199)
Corporate                                  (1,652,077)         (875,005)
                                          ------------      ------------

Total Net Income (Loss) from Ops          $(2,022,652)      $  (892,116)
                                          ============      ============

                                                      Net Loss
                                                      --------
                                            Three Months Ended June 30,
                                            ---------------------------
                                              1996              1995
                                              ----              ----
Telecommunications(1)                     $    30,501       $     -
Real Estate                                  (343,255)         (122,232)
Auditing Services                             (54,293)          (26,183)
Corporate                                  (1,757,258)         (872,417)
                                          ------------      ------------

Total Net Income (Loss)                   $(2,124,305)      $(1,020,832)
                                          ============      ============

(1) Since the acquisition of TWT was completed on June 12, 1996, the financial data presented for Telecommunications represents 18 days of operations and may not be indicative of the results that may be expected for a comparable three-month period.

      For the three months ended June 30, 1996, the Company had total consolidated revenue of $3,846,166 in contrast to $1,083,676 for the three months ended June 30, 1995, an increase of 255%. The primary reason for the increase in revenues was due to the acquisition of TWT as well as the expansion of MRL. The Company's consolidated net loss for the three months ended June 30, 1996 was $2,124,305 as compared to $1,020,832 at June 30, 1995, an increase of 108%. Included in the quarter ended June 30, 1996 were a $1,757,258 loss from ISG corporate and a $343,255 loss from the RESN subsidiary, which was primarily due to the opening of its new real estate offices and a developing advertising/marketing division.

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

      During the three months ended June 30, 1996, the Company had rental income from its Mount Vernon Distribution Center facility of $68,586 as compared to rental income during the same period in 1995 totalling $60,553, an increase of $8,033. This is due to several new tenants, as well as increased space being utilized by current tenants. For the three months ended June 30, 1996, the Company had interest expense of $119,589 as compared to $108,072 for the three months ended June 30, 1995, due to some short-term financing.

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
                                          ===========       ===========

                                                     Gross Profit
                                                     ------------
                                             Nine Months Ended June 30,
                                             --------------------------
                                              1996              1995
                                              ----              ----
Telecommunications(1)                     $   536,331       $     -
Real Estate                                   478,808           455,123
Auditing Services                             187,270           168,611
                                          -----------       -----------

Total Gross Profit                        $ 1,202,409       $   623,734
                                          ===========       ===========

                                               Selling, General and
                                              Administration Expenses
                                              -----------------------
                                             Nine Months Ended June 30,
                                             --------------------------
                                              1996              1995
                                              ----              ----
Telecommunications(1)                     $   509,477       $     -
Real Estate                                 1,241,649         1,050,239
Auditing Services                             334,855           248,438
Corporate                                   3,176,655         1,738,409
                                          -----------       -----------

Total S, G & A Expenses                   $ 5,262,636       $ 3,037,086
                                          ===========       ===========

                                                 Net Income (Loss)
                                                  from Operations
                                                  ---------------
                                             Nine Months Ended June 30,
                                             --------------------------
                                              1996              1995
                                              ----              ----
Telecommunications(1)                     $    26,854       $     -
Real Estate                                  (762,841)         (595,116)
Auditing Services                            (147,585)          (79,826)
Corporate                                  (3,176,655)       (1,738,410)
                                          ------------      ------------

Total Net Income (Loss) from Ops          $(4,060,227)      $(2,413,352)
                                          ============      ============

                                                   Net Loss
                                                   --------
                                           Nine Months Ended June 30,
                                           --------------------------
                                              1996            1995
                                              ----            ----
Telecommunications(1)                     $    30,501    $     -
Real Estate                                  (762,920)      (863,510)
Auditing Services                            (143,845)       (79,810)
Corporate                                  (3,474,201)    (1,730,567)
                                          ------------   ------------

Total Net Loss                            $(4,350,465)   $(2,673,887)
                                          ============   ============

(1) Since the acquisition of TWT was completed on June 12, 1996, the financial data presented for Telecommunications represents 18 days of operations and may not be indicative of the results that may be expected for a comparable nine-month period.

      For the nine months ended June 30, 1996, the Company had total consolidated revenue of $6,735,981 in contrast to $2,935,252 for the nine months ended June 30, 1995, an increase of 130%. The primary reason for the increase in revenues was due to the acquisition of TWT as well as the expansion of MRL. The Company's consolidated net loss for the nine months ended June 30, 1996 was $4,350,465 as compared to $2,673,887 at June 30, 1995, an increase of 63%.
Included in the nine months ending June 30, 1996 were a $3,474,201 loss from ISG corporate and a $769,920 loss from the RESN subsidiary, which was primarily due to the opening of its new real estate offices and a developing advertising/marketing division. TWT realized a $30,501 profit for the period June 13, 1996 through June 30, 1996.

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

      (a)   Exhibits -- Financial Data Schedule (Electronic filing only)

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

                                          INTERNATIONAL STANDARDS
                                            GROUP, LIMITED
                                               (Registrant)



Date:  August 21, 1996                    By:/s/ Joseph L. Lents
                                             ----------------------------
                                             Joseph L. Lents, President
                                             and Chief Executive Officer



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