Form 10KSB
period 1996-09-30
INTERNATIONAL STANDARDS GROUP LIMITED
filed 1997-01-21
CIK 846381

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended September 30, 1996

                           Commission File No. 0-20922


                      TOTAL WORLD TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


             Delaware                                   75-2274730
-----------------------------------      ---------------------------------------
    (State or jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)


3200 North Military Trail, Suite 300, Boca Raton, Florida              33431
--------------------------------------------------------------------------------
       (Address of Principal Executive Offices)                     (Zip Code)


                                 (561) 997-5880
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

                                              Name of Each Exchange
      Title of Each Class                      on Which Registered

-----------------------------------      ---------------------------------------

-----------------------------------      ---------------------------------------

Securities registered under Section 12(g) of the Exchange Act:
                                                               -----------------

                        Common Stock ($.00001 par value)
--------------------------------------------------------------------------------
                                (Title of Class)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X       No
                                    ---          ---

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                               Yes   X       No
                                    ---          ---

State issuer's revenues for its most recent fiscal year: $21,584,874

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

            Common Stock, par value $.00001 per share ("Common Stock"), and Series M Preferred Stock and Series O Preferred Stock, par value $.00001 per share ("Preferred Stock") were the only classes of voting stock of the Registrant outstanding on December 31, 1996. Based on the closing bid price of the Common Stock on the National Association of Securities Dealers, Inc. Automated Quotation System as reported on December 27, 1996 ($5.813), the aggregate market value of the 3,409,305 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $19,818,290. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes           No
                                    ---          ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  6,231,928 shares of Common Stock, $.00001 par value, as of December 27, 1996.

                                     PART I

                                    BUSINESS

ITEM 1.     DESCRIPTION OF BUSINESS
            -----------------------

OTHER THAN HISTORICAL AND FACTUAL STATEMENTS, THE MATTERS AND ITEMS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS OF TOTAL WORLD TELECOMMUNICATIONS, INC. AND ITS SUBSIDIARIES (COLLECTIVELY, THE "COMPANY") MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT COULD CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED WITH THE FORWARD-LOOKING STATEMENTS THROUGHOUT THIS REPORT AND ARE SUMMARIZED IN THIS SECTION AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-FORWARD- LOOKING STATEMENTS-CAUTIONARY LANGUAGE."

INTRODUCTION
------------

      Total World Telecommunications, Inc., formerly International Standards Group, Limited (the "Company"), through various subsidiaries, provides telecommunications services, financial services and asset management to credit unions, and commercial and residential real estate brokerage, mortgage origination and title services. In June 1996, the Company sold its American Indemnity Co. subsidiary, a fully licensed property and casualty insurer in the British West Indies.

      In June 1996, the Company acquired Houston-based Total National Telecommunications, Inc., doing business as Total World Telecom, Inc ("TWT"), a Tier 2 switch-based interexchange carrier that utilizes digital and fiber optic facilities, with switches located in New York, Chicago, Los Angeles, Atlanta, Houston, Dallas, Kansas City and Miami as of December 31, 1996, and two additional switches in Seattle and Washington, D.C. will be operational in early 1997.

      Through Financial Standards Group, Inc. ("FSGI"), the Company assists credit unions and their supervisory committees in performing comprehensive or internal regulatory compliance audits in satisfaction of their statutory requirements. It also provides related internal auditing, accounting and managerial advisory services to credit unions. FSGI has proposed to provide internal audit, accounting and managerial advisory services to commercial banks, savings and loan associations and other financial institutions requiring such support services. The Company also plans to market asset management services for credit unions through a joint arrangement with one or more nationally recognized management firms.

      Through its Real Estate Services Network Holding Corp. ("RESN") subsidiary, the Company provides commercial and residential real estate brokerage, mortgage origination and title services. The Company is also evaluating other services and products to be offered including various insurance products and specialized services such as relocation programs and home warranty programs.

      On October 15, 1996, the Company effected a one-for-fifteen (1:15) reverse stock split of its outstanding Common Stock. All transactions described herein, and all references to outstanding Common Stock of the Company or rights to acquire Common Stock give effect to such reverse stock split unless otherwise indicated.

      In view of the acquisition of TWT and the focus of the Company's operations in the telecommunications industry, the Company plans to evaluate in the course of the current fiscal year whether the operations of the Company's FSGI and RESN subsidiaries are complementary. In the event management determines that these operations are not sufficiently compatible and synergetic, the Company will consider the sale or other disposition of these subsidiaries or their operations.

RECENT DEVELOPMENTS
-------------------

      On December 21, 1995, the Company and Global RE., LTD consummated a stock purchase and exchange agreement, ("Agreement") subject to certain due diligence procedures pursuant to which the Company acquired all the common stock of American Indemnity Company Limited ("AIC") in exchange for 233,333 shares of the Company's newly authorized Series G Voting Convertible Preferred Stock (the "Preferred Stock") and options to purchase a total of 44,444 shares of Common Stock of the Company. On April 6, 1996, the purchase and exchange agreement was closed out of escrow, and 155,556 restricted shares of the Company's Common Stock were issued in conversion of the preferred stock. Thereafter, on June 11, 1996, the Company, Global RE., Ltd., and AIC entered into an agreement pursuant to which the Company exchanged with Global RE., Ltd. its capital stock interest in AIC in return for the Company's securities previously received by Global RE., Ltd. as part of the acquisition of AIC by the Company in December 1995. This separation was based on the determination by respective managements of the incompatibilities of operations and limitation of the Company's management to exercise sufficient oversight of AIC's officers. In addition, the parties agreed to exchange reciprocal options to purchase 200,000 shares of Common Stock of the Company and 3,000,000 shares of capital stock of AIC in addition to certain supplemental rights. At June 30, 1996, the Company had cancelled these previously outstanding shares.

      On June 12, 1996, the Company consummated an Agreement and Plan of Reorganization dated May 28, 1996 for the acquisition of all of the outstanding capital stock of Total National Telecommunications, Inc. (d/b/a Total World Telecom). Pursuant to the terms of the stock exchange, the shareholders of TWT received shares of newly created Series M and Series N preferred stock of the Company which are convertible into 1,983,333 shares of Common Stock of the Company. The Series M and Series N Preferred Stock, established pursuant to the exchange, carry a cumulative dividend of 2.7% per month of the stated value of the preferred stock which the Company is required to pay until such time as the Company's Registration Statement (after which the former TWT shareholders have agreed not to sell more than 5% of their shares per month) relating to resale of certain of the shares of Common Stock underlying the Series of Preferred Stock is registered under the Securities Act of 1933. At the time the Agreement and Plan of Reorganization was consummated on June 12, 1996, the Company advanced $5,000,000 for the working capital needs of TWT. In addition the Company issued 35,000 shares of Series O Preferred Stock for TWT employee compensation for past service costs which are convertible into 233,333 shares of Common Stock of the Company. The Company also issued 267,501 shares of Series P Preferred Stock representing shares issued in connection with certain compensation arrangements for employees of TWT. These shares are convertible into Common Stock of the Company and have been recorded at the appraised market value of common shares. Certain consultants received 250,000 shares of Series Q Preferred Stock which are convertible into 1,111,109 shares of Common Stock of the Company. Such shares have been valued at the fair market value less $2,625,000 (for the redemption of 350,000 shares of Series M Preferred Stock) and have been charged (except for Series O and P) to the cost of the acquisition. The Series O, Series P and Series Q Preferred Stock have no registration rights.

      On February 2, 1995, the Company was named as defendant in a lawsuit brought in Supreme Court of the State of New York for the County of New York in a case styled MORGAN STANLEY & CO. INCORPORATED V. INTERNATIONAL STANDARDS GROUP, INC. (Index No. 102772/95). Morgan Stanley & Co. Incorporated ("Morgan Stanley"), one of the largest and most preeminent investment banking and financial services firms in the world, was seeking to recover purported damages, or, in the alternative, was seeking rescission relative to its purchase from the Company of certain counterfeit bonds sold to Morgan Stanley by the Company following affirmation by Morgan Stanley that such bonds had been authenticated by Morgan Stanley. Morgan Stanley sought judgment against the Company for an amount in excess of $3,870,000, together with costs, predicated on counts of breach of warranty, breach of contract, unjust enrichment and mistake of fact.

      Thereafter, the Company initiated litigation against Morgan Stanley, Virginia de Cristoforo, Robert Isbitts, Administracion de Seguros, S.A. ("de Seguros"), Consorcio de Seguros Polaris, S.A. and Michael E. Zapetis in the United States District Court for the Southern District of Florida (Case No. 95-0590). The suit claimed federal and state securities law and common law fraud, negligence and other breaches by the parties in connection with the issuance of invalid Bearer Bank Bonds purportedly issued by the Banco Central de Venezuela in consideration for the acquisition of a controlling interest in the Company by de Seguros which subsequently was rescinded by the Company.

      On October 29, 1996, the litigation was settled to the mutual satisfaction of the parties. The terms of the settlement are not expected to adversely affect the Company's operating results for any fiscal year.

      On March 14, 1996, the Company's wholly-owned subsidiary RESN, entered into an Agreement with Intervest, Inc. ("Intervest"), Sidney A. Lewis ("Lewis") and U.S. Mortgage Network Corp. ("USM") pursuant to which the parties agreed, INTER ALIA, to the rescission of the Stock Purchase Agreement dated November 21, 1995 pursuant to which Intervest had sold all of its stock interest in USM to RESN. In connection with the consummation of the Agreement dated March 14, 1996, the shares of common Stock of the Company were terminated, and USM relinquished any interest it held in the Company's Mount Vernon distribution facility. In addition, funds previously advanced by the Company to USM in the amount of $300,000 are to be repaid no later than July 1, 1997 (although no longer included as a receivable in the Company's financial statements). RESN's new mortgage banking subsidiary, The Financial Group Incorporated, has assumed certain liabilities associated with USM as described hereafter.

      On November 6, 1996, the Company acquired 100 percent of the outstanding stock of Southwestern Telecom, Inc. ("SOW"), San Antonio, Texas, a "casual-user" direct-dial long distance company. The purchase price for the acquisition was $1,023,765 in cash. Southwestern Telecom is expected to expand on a geographic basis where TWT already has an existing network to better utilize TWT's origination and termination facilities. Mr. David Anderson, founder of Southwestern Telecom, will stay on as President of the new subsidiary. Southwestern Telecom currently maintains over 50 percent of its casual users as active accounts when measured at six-month intervals. This length of subscribership is believed to be one of the highest in the casual-user market. Southwestern Telecom had revenues of approximately $3.1 million for its year ended December 31, 1995 and approximately $2.7 million for the six months ended June 30, 1996.

      On December 16, 1996, the Company completed the acquisition of all of the capital stock of NETTouch Communications, Inc., Dallas, Texas ("NETTouch"). In consideration for the acquisition, the Company paid to the principal shareholders of NETTouch $2,400,000 and issued a Common Stock Purchase Warrant (the "Warrants") to acquire shares of Common Stock of the Company on or prior to December 31, 2000 at an exercise price of $7.75 per share. In addition, commencing with the month ended November 30, 1996, the Company is obligated to make additional payments to such shareholders up to an aggregate of $4,800,000, provided NETTouch continues to generate incremental monthly gross revenues in excess of the highest gross revenues received in any preceding calendar month in accordance with the formula established. The actual number of Warrants to be received is predicated on the level of revenues periodically obtained by NETTouch during the 1997 calendar year. The principal shareholder of NETTouch was Telecommunications Resources, Inc. ("TRI") also from Dallas, TX. TRI is a software developer and provider of telecommunications platforms which converge technologies and telecommunications services, such as worldwide long-distance, voice mail, virtual fax, travel card, wireless messaging notification, enhanced "follow me" features, conference calling, paging, internet access, text-to-screen e-mail, website development and hosting and more into the convenience of single 1-800/888 numbers. These services allow the user a variety of office services through one telephone number. NETTouch currently markets these bundled services under the brand name "N'Touch." Under the acquisition agreement, N'Touch as a wholly-owned subsidiary of the Company will receive licensing rights to market TRI's future products and services to the home-based business segment, which management believes is one of the fastest growing segments in our society.

TOTAL WORLD TELECOM, INC.
-------------------------

      General
      -------

      Total World Telecom was established in Houston, Texas in 1991 as a single switch-based long distance carrier, and has since expanded its revenue base and geographic scope of operations to become a Tier 2 switch-based long distance carrier with eight Stromberg-Carlson DCO Tandem switches located in Houston, Dallas, Miami, Atlanta, New York, Chicago, Kansas City and Los Angeles. TWT's digital fiber optic network uses leased transmission facilities and proprietary switches to originate and terminate calls between U.S. cities together with utilization of overflow facilities to other major carriers for all other areas. In addition, TWT has bulk purchase agreements with major international carriers which allows it to offer qualitative and competitively priced international service.

      Since 1991, TWT has grown in customer base and annual revenues and has evolved, in the estimation of management, into one of the 20 largest long distance carriers in the United States. TWT's revenues for the 12-month period ended September 30, 1996 were $52,035,723. At present, TWT offers as products and dedicated long distance services 800 services, calling cards, domestic private lines, debit cards, conference calling, advanced billing systems, enhanced fax and data services, international calling and international callback. Services to be added in the proximate future include internet access and related telecommunications products and services.

      On December 16, 1996, TWT acquired all of the outstanding shares of NETTouch Communications, Inc. from Telecommunications Resources, Inc. NETTouch markets various telecommunications platforms which are licensed by TRI which effectively converge technologies and telecommunications services such as worldwide long distance, voice mail, virtual fax, travel card, wireless messaging notifications, enhanced "follow-me" features, conference calling, paging, internet access, text-to-screen e-mail, website development and hosting and related technology which afford users a variety of office services through one telephone number. On November 6, 1996, TWT acquired 100% of the outstanding shares of Southwestern Telecom, Inc., a "casual user" direct dial long distance carrier.

      TWT differentiates itself from a price-only sales approach by offering various value-added services for its customers provided by its customized proprietary software. The Company's software allows the bundling of multiple products and services on a single invoice. TWT's wholesale customers are allowed to customize which products and services will be bundled into nine single invoices per end user. TWT's operational services and customer support functions, including customer service, credit and collections and administrative services, are located at the Company's offices at 1001 Fannin, Suite 300, Houston, Texas 77002.

      Industry Background
      -------------------

      Today's domestic long distance telecommunications industry was principally shaped by a 1984 court decree (the "Decree") that required the divesture by AT&T of its 22 Bell operating companies ("BOCs") and divided the country into some 200 Local Access Transport Areas or "LATAs". The local exchange carriers ("LECs"), which include the seven regional Bell operating companies ("RBOCs"- the parent companies of the BOCs) as well as independent local exchange carriers, were given the right to provide local telephone service, local access service to long distance carriers and intra- LATA long distance service (service within LATAs), but the RBOCs were prohibited from providing inter-LATA service (service between LATAs). The right to provide inter-LATA service was given to AT&T and the other interexchange carriers ("IXCs").

      As a result of the Decree, an inter-LATA long distance telephone call begins with the LEC transmitting the call by means of its local network to a point of connection with an interexchange carrier. The interexchange carrier, through its switching and transmission network, transmits the call to the LEC serving the area where the recipient of the call is located, and the receiving LEC then completes the call over its local facilities. For each long distance call, the originating LEC charges an access fee. The interexchange carrier also charges a fee for its transmission of the call, a portion of which consists of a terminating fee which is passed on to the LEC used to deliver the call. To encourage the development of competition in the long distance market, the Decree required LECs to provide all IXCs with access to local exchange services that is "equal in type, quality and price" to that provided to AT&T. These so-called "equal access" and related provisions were intended to prevent preferential treatment of AT&T and to level the access charges that the LECs could charge interexchange carriers, regardless of their volume of traffic. As a result of the Decree, customers of all long distance companies were eventually allowed to initiate their calls by utilizing simple "1 plus" dialing, rather than having to dial longer access or identification numbers and codes.

      Legislative, judicial and technological factors have helped to create the foundation for smaller long distance providers to emerge as legitimate alternatives to AT&T, MCI and Sprint for long distance telecommunication services. The FCC has required that all IXCs allow the resale of their services, and the Decree substantially eliminated different access arrangements as distinguishing features among long distance carriers. In recent years, national and regional network providers have substantially upgraded the quality and capacity of their domestic long distance networks, resulting in significant excess transmission capacity for voice and data communications. Due to anticipated advances in the technology involved in digital fiber optic transmission, excess capacity is expected to continue to be an important factor in long distance telecommunications. As a consequence, not only have smaller long distance service providers received legal protection to compete with the network-based carriers, they also represent a valuable source of traffic to carriers with excess capacity.

      The large national carriers generally focus on residential and large commercial accounts, creating opportunities for smaller long distance service providers. TWT believes that AT&T, MCI and Sprint engage in limited direct sales (i.e., face-to-face personal contact) to small and medium-sized commercial users. Industry observers estimate that over 500 small firms have emerged to compete for these customers, many of whom are quickly able to build sizable customer bases on the strength of their selling skills. However, sustaining a smaller firm's growth generally requires abilities to manage a growing enterprise, as well as to attract the capital necessary to finance receivables and develop a management and systems infrastructure.

      An integral component of long distance telecommunications transmission is the switching equipment necessary to direct calls or data over the appropriate transmission line. Facilities-based carriers maintain their own switches as part of their networks. Smaller non-facilities-based providers generally contract for the use of switches in connection with their contractual arrangements for the use of a network. As an alternative, these providers may install their own switches in those areas where they have sufficient volume to justify the capital expenses and ongoing maintenance costs.

      Industry Overview
      -----------------

      The long distance industry can be separated into four tiers based primarily on whether a company originates, switches and/or terminates its own calls. Tier 1 is comprised of the facilities- based carriers that own large, nationwide fiber-optic networks, including a large number of switches. Each can effectively terminate a call (i.e. pass to a LEC) nationwide. The Tier 1 carriers can be viewed as nationwide interexchange carriers who are able to carry a call entirely between the originating central office and the terminating central office for the best economics. This requires trunking or leasing of high-capacity lines into each central office, which in turn requires significant amounts of traffic to justify the high monthly cost.

      Tier 3 and Tier 4 carriers are switchless resellers who do not own any facilities at all and instead rely on wholesale purchasers of minutes from Tier 1 and Tier 2 carriers. Tier 3 and Tier 4 carriers ordinarily do not have high fixed costs but generally experience a lack of customer and traffic control. The distinction between Tier 3 and Tier 4 is based primarily on the fact that the Tier 3 interexchange carrier generally uses its own brand name and often undertakes a certain amount of direct sales, customer support and billing, while the Tier 4 carrier often outsources most of these services and, therefor, is often referred to as an aggregator since it is primarily engaged in bulk purchasing of capacity.

      Tier 2 carriers, such as TWT, own limited or no physical networks except their proprietary switches, which are used for originating and terminating traffic through leased facilities. TWT can originate traffic via virtually any source and route the call to an appropriate local exchange carrier or to a Tier 1 carrier for termination. Ownership of the switches allows TWT to employ least-cost-routing, which facilitates the entry of such variables as time of day, geographic location, and type of call to help define the most economic route to choose for the termination of the call. These terminating routes may include facilities directly connected to the local exchange carriers or bulk deals with Tier 1 carriers.

      Switch and Network Facilities
      -----------------------------

      TWT maintains a digital network in all regions of the United States. From five Siemens-Stromberg Carlson DCO Tandem switches in place earlier in 1996, TWT has now increased the number of active switches to eight, with two additional switches to be activated in early 1997. TWT utilizes what is generally recognized to be state- of-industry digital and fiber optic facilities, and has deployed SS7 signalling throughout its network to better insure prompt, clear connections at a competitive price. A series of inter- machine trunks connecting each TWT switch with multiple other TWT switches has also been deployed to ensure call protection and maximum redundancy. From the operations command center in Houston, TWT's switch managers and technicians condition and monitor the entire network on a 24-hour per day basis.

      The maximization of TWT's gross profit generated by calls transported over its network is dependent upon TWT's ability to utilize its network facilities efficiently. Such facilities are comprised of both a fixed cost and variable transport cost. Profitability is largely dependent upon TWT's ability to maximize the efficiency of its fixed facilities cost. Approximately 80% of TWT's total traffic is processed by TWT's switches. TWT's goal is to obtain 90% efficiency by the end of 1997.

      TWT is continually evaluating and reconfiguring its call processing through the utilization of least-cost-routing. TWT has contracted with numerous domestic and international transport carriers which allow for destination number specific least-cost- routing and the maintenance of diverse routes.

      Products and Services
      ---------------------

      TWT offers a wide variety of long distance telecommunications services to its customer base. Historically, a substantial portion of TWT's revenues have been generated by basic "one plus" and "800" long distance service in the residential and small business markets. TWT offers both switched and dedicated, inbound and outbound long distance services. TWT is able to effectively provide these services because 80% of this traffic is carried over the TWT network, allowing for TWT to control quality, while keeping costs low. In the areas where TWT does not maintain its own network, bulk purchase agreements have been negotiated with national and regional interexchange carriers. Through negotiations and reliable performance under its agreements, TWT has developed a number of underlying carrier agreements that provide dependable quality service at relatively low cost to TWT.

      In addition to basic telecommunications services, TWT's product line includes value-added services that generate higher margins than basic long distance services. At present, these value-added services include:

        o DEDICATED ACCESS. For high volume businesses, TWT provides T-1 services to further reduce long distance expenses.

        o ACCOUNTING CODES AND PROJECT CODES. TWT offers long distance track-ing by department, individual or group name, two to five digits in length, validated or invalidated.

        o 800/888 CALLING. This service is provided for commercial customers as well as large residential users.

        o CALLING CARDS. TWT's services allow customers the ability to com-plete calls away from home or office via 800/888-access calling cards.

        o   PRE-PAID PHONE CARDS.  TWT  offers  a   debit  card  platform   that
            includes voice prompting, customized introductions and dollar and minute announcements, all possible in a variety of languages.

        o INTERNATIONAL CALLING. TWT provides phone service to more than 240 countries worldwide.

        o INTERNATIONAL CALLBACK. TWT offers customers the capability to call to and from over 240 countries. This allows a customer anywhere in the world the ability to obtain a dial tone in the United States which then allows that customer the ability to make phone calls internationally using TWT's more favorable rates.

        o CUSTOMIZED BILLING AND MANAGEMENT REPORTS. Customers can choose from a variety of standardized customer-driven reports that offer valuable time saving information on calls. Bills can be customized to reflect names, departments or accounts.

      Marketing and Sales

      TWT seeks growth over the coming years to promote increased revenues, profits and stockholder value. TWT will seek to attain these goals through four revenue sectors:

        o CARRIER/SWITCHLESS RESELLER SECTOR. As providers of long distance services to end-users' retail customers, switchless resellers seek to reduce their variable cost of access to long distance transmission facilities and services. Historically, first-tier interexchange carriers have provided the bulk of the transmission facilities and services to switchless resellers. However, in recent years such interexchange carriers have produced less favorable pricing to switchless resellers and have not offered all of the support services necessary, forcing the latter to look to other providers. Although a number of companies compete in the switchless reseller market, TWT has been able to attract resellers because of the range of transmission, billing and other support services provided.

        o AGENT SECTOR. Master agents sign non-exclusive contracts with TWT to represent TWT and sell its long distance services to end users. TWT provides turnkey comprehensive long distance service offerings including components necessary for set up of end-user accounts, transmission, billing, customer support, credit and collection and all other services. This allows companies to enter the long distance business without having to acquire the switching equipment, originating and terminating facilities, back-up facilities, additional equipment and personnel. Master agents then build up their own network of agents and initiate a marketing campaign. Although a large number of companies compete in the agent market, this approach has proven to be beneficial, as TWT continues to find marketing groups who wish to enter the long distance business.

        o ENHANCED SERVICES SECTOR. The demand for information and telecom-munications services has grown rapidly in recent years as society has become increasingly mobile. Response to this demand has resulted in a device-dependent environment with fragmented access and delivery in which users communicate by sending and receiving information through numerous unintegrated communications devices. In this environment, individuals require access to multiple information and communications services such as long distance, paging, voice mail, e-mail and online information services.

            NetTouch Corporation provides a comprehensive, integrated suite of information and telecommunication services targeted to home-based customers. NETTouch delivers its services through a network system platform which provides users with a single, user-friendly point of access to NETTouch's services. Network access is accessible from virtually any telephone in the world and is also designed to communicate with PC's, facsimile machines and pagers. NETTouch's software, together with the modular and scaleable architecture and open systems design, enables TWT to customize its services at the individual subscriber level. NETTouch's solution integrates information and telecommunications services which include worldwide long distance, voice mail, fax mail, travel services, active message notification, financial news, headline news and conference calling. NETTouch is developing additional services which it expects to introduce in the first quarter of 1997, including text- to-voice e-mail, additional travel services, enhanced "follow me" services, electronic banking and bill payment services, "meet me" services, Internet and paging services. NETTouch markets its services through network marketing direct distribution channels. In co-branded relationships, NETTouch markets its services with the co- branding partner's name also appearing on the face of the subscriber's communication card. NETTouch believes that its co-branded relationships will continue to enable it to obtain subscribers more quickly and retain them more effectively than would be possible through direct marketing efforts alone. NETTouch bills its subscribers by means of an Electronic Billing and Information System, which enables NETTouch to electronically charge fees directly to a subscriber's credit card or bank account. In addition, it enables NETTouch to establish a usage threshold for each credit card and electronically charge fees once the usage threshold is reached.

        o CASUAL CALLING. TWT operates and markets its casual calling through it wholly-owned subsidiary, Southwestern Telecommunications, which provides long distance primarily to residential users through a service known as "Casual Calling." The end users access by dialing 10005 before placing a 1-plus call. Although Casual Calling is a majority (roughly 95%) of SOW's traffic, it also has an additional 1-plus long distance customer base. SOW's services are basic and rudimentary, providing only direct-dialed, station-to-station long distance calling. By utilizing the TWT network, this product is accessible and can be marketed throughout the continental United States, with current focus primarily in the Southwestern Bell region. SOW has relied on a three-pronged thrust to increase customer awareness of its service: telemarketing, direct mail and newspaper advertisements. Direct mail makes up a majority of its marketing expenditures with an efficient process to mail mass numbers of pieces per day. TWT also utilizes telemarketing, conducted by live operators who contact customers to promote the service and encourage continued usage, while periodically offering promotions. Quarter-page newspaper advertisements are run at least twice a year within each service area to support remarketing of the area with new service offerings and customer incentives.

      Information Systems
      -------------------

      TWT believes that maintaining sophisticated and reliable billing and customer service systems that integrate billing, accounts receivable and customer support is a critical capability necessary to record and process the expansive amounts of data that are generated by a telecommunications service provider. TWT currently processes approximately 4.5 million call records per month. In order to meet this demand, TWT has invested substantial resources to develop proprietary information systems which will integrate customer services, management information, billing and financial recording. These systems are designed to: (i) provide sophisticated billing information tailored to the requirements of TWT's customer base, (ii) increase the accuracy and speed of customer billing, (iii) respond promptly to customer needs, (iv) integrate acquired customer bases, (v) facilitate customer retention by identifying customers which change their usage patterns, (vi) verify payables to suppliers and (vii) support operations and collections efforts.

      TWT also believes that the accuracy and speed with which data is produced and delivered to the customer is a critical component to success in the wholesale marketplace. To achieve these goals, TWT processes every call through its network and through the billing platforms on a real-time basis, thereby making each call available for billing delivery to the customer within three to five seconds rather than the industry standard of one week.

      Customer Service and Technical Support
      --------------------------------------

      TWT believes that effective customer service is essential to attracting and retaining customers. TWT's customer service department is responsible for educating and assisting customers in using TWT services, resolving billing related issues and resolving technical problems subscribers may have in using TWT's services. As of January 31, 1997, TWT will staff its customer service department 24 hours per day, seven days per week and is accessible by a toll-free call. Each member of TWT's customer service department is trained in all aspects of customer service in order to enable them to respond to any service related question raised by a customer.

      TWT provides customer service representatives with detailed information regarding each customer and the customer's transaction history. This information is instantly accessible by customer service representatives from their computer terminals. The real-time monitoring capabilities assure that subscribers' transaction records retrieved by customer service representatives are current, even if a subscriber completed a transaction only moments before contacting the customer service department. Certain customer service functions are script driven, providing customer service representatives with a preset procedure to follow when carrying out the requested function.

      TWT employs separate personnel who are responsible for technical support functions. These employees are responsible for consulting with TWT's strategic partners.

      Acquisitions
      ------------

      On November 6, 1996, TWT acquired all of the outstanding shares of Southwestern Telecom, Inc., San Antonio, Texas, a "casual-user" direct-dial long distance company. SOW's customers access its network by dialing a unique carrier identification code ("CIC Code") before dialing the number they are calling. Using a CIC Code to access SOW's network is known as "casual calling" because customers can use SOW's services at any time without changing their existing long distance carrier. At the present time, SOW provides long distance services in two states. TWT plans to expand SOW's marketing efforts to additional states during 1997. Since marketing efforts began in 1994, its revenues have grown to approximately $2.7 million for the six-month period ending June 30, 1996.

      Although casual calling has been in existence since the mid- 1980's, only recently have companies such as SOW begun to aggressively pursue this market opportunity. SOW markets it services primarily through direct mail and outbound telesales and marketing, and believes that this marketing strategy enables it to attract residential customers in a cost-efficient manner. Because casual calling customers are not required to cancel or change their pre-subscribed long distance carrier, TWT believes that the aggressive acquisition programs prevalent within the residential long distance market will have a limited impact on SOW's business.

      SOW bills its casual calling customers through billing and collection agreements which enable SOW to place its charges on the monthly local phone bills of its residential calling customers. SOW has entered into a billing and collection agreement with Southwest Bell and will expand to other Local Exchange Carriers (LECs). TWT believes that these billing arrangements are the most effective mechanism for billings its residential customers because of the convenience to its customers of receiving a single bill for both local and long distance service and the benefits derived from the LECs' extensive collections infrastructure.

      On December 16, 1996, the Company completed the acquisition of all the shares of NETTouch Communications, Inc., Dallas, Texas.

NETTouch Communications, Inc., which markets under the name of N'Touch, is a provider of telecommunications services which converge technologies and telecommunications services, such as worldwide long-distance, voice mail, virtual fax, travel card, wireless messaging notification, enhanced "follow-me" features, conference calling, paging, internet access, text-to-screen e-mail, website development and hosting and more. NETTouch allows every user a variety of office services through the convenience of a single 800/888 number.

      Government Regulation
      ---------------------

      The terms and conditions under which TWT provides its services are subject to regulation by the state and federal governments of the United States. Various international authorities may also seek to regulate the services provided or to be provided by TWT. Federal laws and FCC regulations apply to interstate telecommunications, while state regulatory authorities have jurisdiction over telecommunications that originate and terminate within the same state.

        o FEDERAL. On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 which will allow local exchange carriers, including the RBOCs, to provide inter-LATA long distance telephone service and which also grants the FCC the authority to deregulate other aspects of the telecommunications industry. The new legislation may result in increased competition to the Company from others, including the RBOCs, in the future. TWT is classified by the FCC as a non-dominant carrier. The FCC has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations. The FCC also has the authority to impose more stringent regulatory requirements on TWT and change its regulatory classification. TWT has applied for and received all necessary authority from the FCC to provide interstate and international telecommunications service. TWT has been granted authority by the FCC to provide international telecommunications services through the resale of switched services of U.S. facilities-based carriers. The FCC reserves the right to condition, modify or revoke such international authority for violations of the Federal Communications Act or its rules.

            Both domestic and international, non-dominant carriers must maintain tariffs on file with the FCC. Although the tariffs of non-dominant carriers, and the rates and charges they specify, are subject to FCC review, they are presumed to be lawful and are seldom contested.

            Prior to a recent court decision, domestic non-dominant carriers were permitted by the FCC to file tariffs with a "reasonable range of rates" instead of the detailed schedules of individual charges required of dominant carriers. In reliance on the FCC's past practice of allowing relaxed tariff filing requirements for non-dominant domestic carriers, TWT did not maintain detailed rate schedules for domestic offerings in its tariffs. Until the two-year statute of limitation expires, TWT could be held liable for damages for its failure to do so, although it believes that such an outcome is unlikely and would not have a material adverse effect on TWT. As an international non-dominant carrier, TWT has always been required to include, and has included, detailed rate schedules in its international tariffs. Resale carriers are also subject to a variety of miscellaneous regulations that, for instance, govern the documentation and verifications necessary to change a consumer's long distance carrier, limit the use of "800" numbers for pay-per-call services, require disclosure of operator services and restrict interlocking directors and management.

        o STATE/COMMONWEALTH. The intrastate long distance telecommunications operations of TWT are subject to various State/Commonwealth Jurisdiction ("Jurisdiction") laws and regulations, including prior certification, notification and registration requirements. In certain Jurisdictions, prior regulatory approval may be required for changes in control of telecommunications operations. TWT is currently subject to varying levels of regulation in the Jurisdictions where it provides approved telecommunications services. The vast majority of Jurisdictions require TWT to apply for certification to provide telecommunications services, or at least to register or to be found exempt from regulation, before commencing intrastate telecommunications service. Many Jurisdictions also impose reporting requirements from various departments within the Jurisdiction, i.e., Secretary of State, Department of Revenue and the Utility Commission. The Jurisdiction may also require prior approval for transfers of control of certified carriers, assignments of carrier assets, including customer bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of Authority can generally be conditioned, modified, canceled, terminated or revoked by Jurisdiction law and/or the rules, regulations, and policies of the Jurisdiction regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a Jurisdiction, may be imposed for such violations. See "Litigation."

            TWT has made the filings and taken actions to become certified and tariffed to provide intrastate services to customers throughout the United States, with the exception of six Jurisdictions. TWT has received the level of authorization to provide intrastate services from 40 Jurisdictions. With the exception of pending applications in Arizona, Connecticut, Nevada and Oklahoma, TWT has received authorization to provide the level of service authorized by the recognized utility commission in each Jurisdiction where it has applied for certification. TWT has not begun the process of certification in Alaska, Hawaii, Mississippi, Nebraska, New Mexico or North Dakota. There can be no assurance that TWT's provision of services in Jurisdictions where it is not licensed or tariffed to provide such services will not have a material adverse effect on TWT's business, operating results and financial condition. However, TWT will not knowingly provide service in any Jurisdiction where it has not applied for and received the level of authority authorized by that Jurisdiction's Utility Commission.

        o MISCELLANEOUS. In conducting its business, TWT is subject to various laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code, and is also subject to the electronic funds transfer rules embodied in Regulation E promulgated by the Federal Reserve Board. Because of growth in the electronic commerce market, it is possible that Congress or individual states could enact laws regulating the electronic commerce market, or that the Federal Reserve Board might revise Regulation E or adopt new rules regarding electronic funds transfer. It is impossible to predict what effect such new or revised laws, rules and regulations would have on TWT's business, operating results and financial condition. TWT's proposed international activities also will be subject to regulations by various international authorities and the inherent risk of unexpected changes in such regulation.

      Competition
      -----------

      The number of telecommunications services offered by TWT on a consolidated, one-bill basis serves to some extent, to distinguish TWT from some of its competitors. Distinctions are made based upon the number of services offered, the pricing plans and commitments necessary, as well as billing information provided. TWT currently owns switch capacity, develops and implements its own products, monitors and deploys its transmission facilities and prepares and designs its own billing and reporting systems. TWT is able to provide its customers with a mix of various carriers' services, both outbound, inbound and wireless services at any customer location, and combine the different services in one monthly bill.

      In addition to direct competition from what TWT estimates are several hundred switchless resellers, TWT competes with the sales organizations and resellers of large telecommunications companies such as MCI and Sprint, which at any particular time may offer more desirable services or prices than those offered by TWT. Many of its competitors are better capitalized than TWT and thus able to offer multi-year discount pricing and services plans that may not be practical for TWT.

      On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996. This new law permits the Bell Operating Companies, heretofore barred by the AT&T Consent Decree from offering long distance services, to offer long distance services outside their operating regions immediately. The new law also permits the BOCs, after satisfying a number of conditions, to provide long distance service within their operating regions as well.

      On October 23, 1995, the FCC ruled that AT&T would no longer be regulated as a dominant carrier. Because of this ruling, AT&T services are now regulated in the same manner as those provided by non-dominant carriers including TWT. Previously, AT&T's commercial long distance services were regulated under the Commission's streamlined regulatory procedures. As a result of the order, AT&T is generally free from price cap regulations, is permitted to file tariffs on one day's notice, and is free to compete directly with TWT for low volume long distance customers. Many service authorization requirements are reduced or eliminated and AT&T is no longer required to submit cost support with its tariff filings. AT&T is also released from a number of annual reporting requirements.

      Proprietary Rights
      ------------------

      TWT's ability to compete is dependent in part upon its proprietary technology. TWT relies on confidentiality agreements with its employees and copyright and trade secret laws to protect its technology. Despite these actions, there can be no assurance that others will not be able to copy or otherwise obtain and use TWT's proprietary technology without authorization, or independently develop technologies that are similar or superior to TWT's technology. However, TWT believes that, due to the rapid pace of technological change in the information and telecommunications service industry, factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and the timeliness and quality of support services are more important to establishing and maintaining a competitive advantage in the industry. TWT presently has no patents or patent applications pending. TWT has applied for trademarks and has been granted notice of allowance for Total World Telecom and the TWT logo.

      Employees
      ---------

      As of September 30, 1996, TWT employed 80 persons on a full time basis and two on a part time basis. None of TWT's employees are members of a labor union or are covered by a collective bargaining agreement.

      Litigation
      ----------

      TWT has been a party from time to time to litigation proceedings incident to its business primarily involving complaints before certain state agencies and the FCC regarding certain marketing and billing issues associated with the activities of Heartline Communications, Inc. ("Heartline") and certain independent marketing agents. The primary focus of such litigation or proceedings involve unauthorized switching incidents which concern the switching or so-called "slamming" of subscribers' long distance carriers as described below. Until recently, TWT has focused on the wholesale segment of its business and relied on independent organizations such as Heartline and independent marketing agents for customers comprising its retail subscriber base. TWT acquired certain assets and liabilities of Heartline in January 1995, and assumed in part certain responsibilities relative to the conduct by independent marketing agents of Heartline. In January 1995, TWT discontinued the direct marketing functions of Heartline, and in July 1996, terminated all relationships with independent sweepstakes marketing companies based on certain abuses that came to light in the course of operations.

      There is described below certain proceedings known to TWT relative to complaints for unauthorized switching of subscribers's long distance carriers. As indicated, TWT has disassociated itself entirely from any relationships with independent sweepstakes marketing agents, but is required to assume accountability for certain conduct and actions taken by such independent sweepstakes marketing agents during the course of their relationship with Heartline or TWT. Although such complaints could result in additional legal actions or proceedings being initiated against TWT, TWT believes that such matters will be satisfactorily resolved without any further material adverse impact upon TWT's results of operations, although TWT cannot be certain of such resolution. A final determination by one or more jurisdictions that TWT engaged in the unauthorized switching of subscribers' long distance carriers or other unauthorized conduct could still have a material adverse effect upon TWT's results of operations as, among other results, TWT could be subject to financial penalties and potential revocation of its operating authority in the particular jurisdiction, as well as other possible restrictions.

      Heartline is a party defendant in a case initiated by the Attorney General of the State of New York filed on July 15, 1996 in Superior Court for New York County (PEOPLE OF THE STATE OF NEW YORK BY DENNIS C. VACCO, ATTORNEY GENERAL OF THE STATE NEW YORK V. HEARTLINE COMMUNICATIONS, INC. AND THE NEW YORK TELEPHONE CO. AND U.S. COMPANY BILLING, INC., Case No. 96-404365). Settlement negotiations are proceeding to finalization, and TWT anticipates that the basis of settlement will be a rate adjustment for certain customers and the payment of investigational fees incurred by the State of New York which are not anticipated to exceed $100,000 or to have a material adverse effect on TWT's results of operations in addition to amounts presently reserved or on its operating activities.

      Heartline is also a named defendant in companion proceedings initiated on June 7, 1996 in the Chancellery Division of Middlesex County New Jersey by the Office of Consumer Affairs and the Attorney General of the State of New Jersey (OFFICE OF CONSUMER AFFAIRS, ET AL V. JOSEPH R. HARROTT, BRAD DANN AND HEARTLINE COMMUNICATIONS, INC.; CASE NO. C-187-96 AND ATTORNEY GENERAL OF THE STATE OF NEW JERSEY, ET AL V. HEARTLINE COMMUNICATIONS, INC., BOBBY B. LEWIS, JOSEPH HARROTT AND JOE WIGGINS, ET AL; Case No. C260-96). While the case has been set for a consolidated trial likely to occur in the Spring of 1997, settlement discussions are proceeding which would involve adjustment to TWT's procedures relative to the conduct of operations and the payment of investigative costs, which are not anticipated to exceed $80,000 and which are not expected to have a material adverse effect on the operating activities or the results of operations of TWT in addition to amounts heretofore reserved.

      Heartline and TWT were the subject of an Order Instituting Investigation by the California Public Utilities Commission (Proceeding No. I.96-04-024) filed on April 10, 1996 which also related to violations of state regulation governing the manner in which long distance customers are switched from one interexchange carrier to another. As with the prior proceedings, this action was based on conduct undertaken by independent marketing agents of Heartline and TWT. On August 13, 1996, TWT and the PUC entered into a settlement agreement which was approved by the Commission on December 9, 1996. Pursuant to the settlement agreement, TWT was prohibited from offering retail long distance service in the State of California for a period of 40 months, although TWT's wholesale operations would not be affected by this operating restriction. While the impact of such settlement has had a material adverse impact on TWT's current operations, the continuing growth of revenues in TWT's wholesale segment as well as its expanding revenue base in other jurisdictions in its newer retail segments is anticipated to more than offset the loss of revenues associated with the limitation regarding retail operations in the State of California. TWT is also obligated under the settlement agreement to offer certain refunds to customers which are expected to range from between $300,000 to $600,000 which are expected to be paid during the current fiscal year and to pay $25,000 to the Commission's general fund. As a result of the incidents which were the subject of the California proceeding, TWT also has received Notice of Apparent Liability for Forfeiture (Proceeding No. ENF-95- 18) filed on June 20, 1996 by the FCC proposing to assess a forfeiture against TWT in the total amount of $200,000 for unauthorized conversion of five long distance customer accounts which were also the subject of the California PUC proceeding. TWT has filed a response with the FCC on July 29, 1996 which is currently being reviewed by the SEC Staff. TWT anticipates resolution of this inquiry during the current fiscal year with the expectation that the resolution will be below the amount demanded by the FCC. TWT believes it has provided sufficient reserves to cover any additional liability resulting from these proceedings.

      On August 30, 1996, TWT received an administrative subpoena from the Orange County, California District Attorney's Office ("OCDA") requesting information regarding the marketing of telecommunications services in California by Heartline and TWT. TWT has responded to the subpoena. Although a formal proceeding has not been instituted, the OCDA asserts that Heartline/TWT may have violated Business and Professions Code sections 17200 and 17500. These code sections provide for civil penalties for unlawful and unfair business practices and false or misleading advertising. By letter dated December 11, 1996, the OCDA demanded in excess of $1,000,000 in return for resolving the matter without litigation. Counsel for the Company believes the OCDA's demand exceeds any reasonable estimate of Heartline/TWT's liability, and has been instructed by TWT to vigorously defend the Company against these claims while continuing to explore a reasonable settlement. The Company has reserved $500,000 which has been accrued at September 30, 1996.

      In addition, Heartline was served with a Civil Investigative Demand by the Office of the Attorney General of the State of Arizona on December 5, 1996. TWT expects to complete its response in the proximate future and is not able to anticipate any specific remedies that may be sought by the Attorney General's Office. Heartline has also been named as a defendant in a proceeding initiated by the Attorney General of Illinois (PEOPLE OF THE STATE OF ILLINOIS V. HEARTLINE COMMUNICATIONS, INC., et al; Case No. 960H013750) filed in December 1996. TWT will evaluate the complaint and respond in due course. As in the previous instances of unauthorized switching of subscribers' long distance carriers, all of these transactions were undertaken by independent marketing agents who are no longer associated with TWT's operations.

      A case was filed on January 11, 1996 by the Addison Terry Company, a business brokering firm, against National Telecommunications Inc. in the 80th Judicial District Court, Harris County, Texas (THE ADDISON TERRY COMPANY, INC.
V. TOTAL NATIONAL TELECOMMUNICATIONS, INC.; Case No. 96-01182). The plaintiff claims in this lawsuit that it is owed a brokerage fee of $95,000 for the services it provided in connection with possible financing for TWT. TWT signed a commitment letter, but no final agreement was reached, and no financing was obtained. The plaintiff claims, however, that it is entitled to its brokerage fee due to the signing of the commitment letter. The plaintiff is seeking a brokerage fee, attorneys' fees, pre-judgment interest, post-judgment interest and costs of suit. TWT denies that the brokerage fee is owed and intends to defend itself against the plaintiff's claim. Further, TWT has filed counterclaims against the plaintiff asserting causes of action for breach of contract, breach of fiduciary duty, negligence, negligent misrepresentation and violation of the Texas Deceptive Trade Practices Act. TWT seeks to recover actual damages in the total amount of $165,000, exemplary damages, pre-judgment and post-judgment interest, attorneys' fees and costs of suit. The case is currently in the discovery stage.

FINANCIAL STANDARDS GROUP, INC.
-------------------------------

      Introduction
      ------------

      Financial Standards Group, Inc. ("FSGI") was organized on October 30, 1989 to assist credit unions and their supervisory committees in performing comprehensive or internal regulatory compliance audits in satisfaction of their statutory requirements and to provide related internal auditing, accounting and managerial advisory services to credit unions. Credit unions are required under the Federal Credit Union Act and various state statutes to undertake a comprehensive internal annual audit and submit a report of that audit to its Board of Directors and a summary of the report to its membership at the ensuing annual meeting of the credit union membership. Currently, there is no statutory requirement that the annual audit be a certified audit, which must be performed by a Certified Public Accountant in accordance with generally accepted auditing standards as published by the American Institute of Certified Public Accountants and which results in the issuance of financial statements and the expression of an opinion regarding such financial statements. A comprehensive annual audit, which does not involve expression of an opinion or result in the issuance of financial statements, need not be performed by a CPA and ordinarily can be accomplished in significantly less time and for less cost than a certified audit, thereby making it feasible and cost effective to the many smaller credit unions in existence.

      Supervisory Committees and Audit Requirements
      ---------------------------------------------

      Volunteers are responsible for making many of the decisions in most credit unions. The Federal Credit Union Act requires that the board of directors of a credit union be elected from its membership. The supervisory committee, which is similar to an audit committee, plays a major role in monitoring a credit union's affairs. The supervisory committee is appointed by the Board of Directors and consists of not less than three nor more than five members, one of whom may be a Director other than a compensated officer of the Board. Supervisory committee members are appointed to terms of one to three years and may not be employees of the credit union. No special qualifications are required of supervisory committee members other than they be members of the credit union.

      The supervisory committee members determine whether to perform the audit themselves or use outside assistance. Although the Board of Directors authorizes the expenses of external auditors (who may be CPAs or other individuals or firms trained in auditing and accounting matters applicable to credit unions), the supervisory committee decides whether such assistance is necessary and, if so, whom to employ. The decision whether to employ external auditors is based on the complexity of the credit union's operations and the training, proficiency and independence of the supervisory committee members.

      Upon completion of an audit, a report must be prepared which details the audit findings. At a minimum, the audit finding should include any exceptions noted in regard to (i) preparation of the financial statements in accordance with acceptable accounting principles for federal or state credit unions; (ii) inconsistently applied accounting principles; (iii) required information disclosures in the financial statements; and (iv) financial, managerial, operational or procedural matters which might have a material impact on the financial condition of the credit union.

      In the case of a certified audit conducted by a CPA, it is incumbent that generally accepted auditing standards as published and promulgated by the AICPA be followed and that an opinion by the CPA be rendered regarding the financial statements taken as a whole or, alternatively, the CPA is required to assert that an opinion cannot be expressed together with the reasons therefor. There is no requirement under the Federal Credit Union Act or any other statutory provision that credit union audits be conducted by a CPA or that they be conducted in accordance with generally accepted auditing standards of the AICPA for the purpose of rendering an opinion on the resulting financial statements.

      Operations
      ----------

      Management believes that FSGI is able to undertake a comprehensive annual audit more efficiently and at less cost than certified audits performed by CPA firms due to its specialization, training, deployment of lower cost personnel and less comprehensive auditing standards and protocol, but with a more professional format and skill than are provided by many of the audit personnel presently conducting comprehensive annual audits for credit unions. CPA firms also undertake comprehensive annual audits, and they may be able to perform such audits at similar costs and efficiencies as FSGI.

      As previously described, FSGI will not provide certified audits for its clients; however, FSGI may assist credit unions in obtaining certified opinion audits through joint venture agreements with a licensed CPA or CPA firm. Among the categories of services FSGI will provide to its audit clients as part of its comprehensive annual audit services are (i) verification of the existence of assets or liabilities at a specified date and whether transactions have been properly recorded; (ii) completeness of transactions and accounts reflected in the financial statements prepared by the supervisory committee; (iii) the proprietary right of the credit union to its assets and the responsibility for liabilities and obligations of the entity; (iv) evaluation and allocation of assets, liabilities, revenues and expenses of the credit union; (v) determination as to whether various assets and liabilities are properly classified, described and disclosed; (vi) evaluation of internal accounting controls of the cash, consigned items, loans to members, investments owned, savings accounts and the handling of transactions related to those members, investments owned, savings accounts and the handling of transactions related to those items; (vii) evaluation of material weaknesses in the system of internal accounting controls; (viii) review of the effectiveness of EDP systems; (ix) compliance with applicable laws and regulations applicable to the credit union; and (x) loan analysis review and evaluation for compliance with established policies.

      Operational Plan
      ----------------

      FSGI currently has operations in Florida, Kentucky, Michigan, Hawaii, California, Indiana, Ohio and Maryland through agreements with local credit union leagues and the purchase of a private practice in California. The Company plans to finance expansion through operating revenues, strategic alliances and the private or public offering of its securities. FSGI believes that a newly organized branch office can become profitable after approximately twelve months of operation exclusive of corporate overhead, depending on whether FSGI assumes an ongoing operation such as previously conducted by a credit union league or an existing auditing practice, whether the branch office is established in an existing region and whether the branch office is organized as the initial operating entity in a newly organized region.

      Since trained management is essential to the potential growth of a branch office, such an office will not be opened until appropriate management is selected. Once this has taken place, equipment is acquired, and management begins the process of locating audit and administrative personnel to staff the new office. In addition to opening new offices and using FSGI trained personnel to staff such offices, FSGI also plans to acquire other smaller comprehensive annual audit practices and recruit other professionally trained financial personnel to conduct its regional and branch operations. The foregoing information represents estimates developed by management based upon operations to date and management's prior experiences in conducting credit union audits. There can be no assurance that such estimates will be accurate once actual operations commence for any branch office and that variances from such estimates may be material. Accordingly, the Company cannot accurately predict when or if a branch office will become profitable.

      FSGI has standardized each of its regional and local branch offices with the same equipment and integrated all such offices with FSGI's corporate headquarters. Future regional offices will be staffed by a manager possessing, at a minimum, a degree in accounting with suitable credit union experience and at least one administrative person. Regional management will provide supervision, technical assistance and marketing support for the various branch offices, which generally will be staffed with two or more audit and administrative personnel. Professional staff is recruited through the acquisition of accounting practices and by hiring existing credit union league examiners, retired federal and state credit union examiners, individuals with accounting and finance training and other degreed persons. Corporate headquarters and regional offices provide on a continuous basis a full complement of audit programs, work papers, forms, checklists, initial and ongoing training and technical assistance.

      Marketing
      ---------

      FSGI's marketing program is conducted by its senior management and general managers at each of its regional and branch offices. FSGI also promotes its services within the credit union industry through the relationships of its senior management and members of its Board of Directors with various federal and state credit union organizations and by their participation in various industry associations, conferences, seminars, chapter meetings and other programs. Management also seeks to associate FSGI with various of the state credit union leagues and the National Association of Credit Union Supervisory and Auditing Committee in order to obtain exclusive agreements or referral audits from such leagues and Committee. FSGI has also developed various brochures, newsletters and video cassettes outlining its proposed services to the small credit unions in the credit union industry, which are distributed and updated at regular intervals. These products are sent out to various supervisory committees of the smaller credit unions. FSGI also advertises in various industry publications and exhibits FSGI's services at major credit union conferences and credit union league annual meetings.

      Competition
      -----------

      Based on management's knowledge of the credit union industry, dissemination of information in various industry publications and participation in various industry associations and educational programs, FSGI is unaware of any firms or companies exclusively conducting comprehensive annual audits except on a local or geographically limited basis. At the present time, most of the smaller credit unions which FSGI has targeted for its services are being audited by small auditing firms, individual CPAs, retired federal or state regulatory examiners or state credit union leagues. Depending on the success of FSGI in respect to its intended operations, and in view of the potential ease of entry which characterizes this segment of the market, it is possible that various medium-sized, regional or national CPA firms may seek to establish similar proprietary services which will be competitive to those provided by FSGI. While FSGI believes that it will have available the services of skilled professionals to perform the comprehensive annual audit services and will have the benefit of being the initial organization to undertake these services, FSGI may be in competition with well-established firms and companies, many of which may have greater financial resources and capabilities than FSGI. There can be no assurance that FSGI will be able to compete successfully on an ongoing basis in this segment of the market.

MOUNT VERNON DISTRIBUTION CENTER
--------------------------------

      On January 16, 1991, the Company acquired all of the capital stock of Mount Vernon Distribution Center, Inc. ("Mount Vernon") from the Loveridge Family interests including C. Denning Loveridge and John Loveridge, who are Directors of the Company in exchange for cash, Common Stock of the Company and assumption of existing liabilities. Mount Vernon was liquidated and dissolved at that time. The commercial warehouse facility is located in Mount Vernon, Ohio, which is 45 miles northeast of Columbus, Ohio and consists of 660,551 square feet of industrial manufacturing warehouse facilities on a 61-acre site. The property is comprised of an assemblage of five buildings consisting of up to three-story brick, concrete and metal structures as well as various smaller detached improvements. Based in part on an appraisal completed in January 1997,

(with primary reliance on the market value approach to valuing real property) the Company includes the Mount Vernon Distribution Center facility and land as a listed asset held for resale on its consolidated balance sheet at September 30, 1996 at a value of $3,479,754. At the time of acquisition, such facility and land were recorded at net realizable value, and they continue to be carried at net realizable value based on management's best estimate of such facility and land as of September 30, 1996. In the event the aforementioned appraisals had placed primary emphasis on the income approach to valuing real property, it is possible that the valuation therefor would have been substantially less than the market value approach with attendant impairment in the carrying value of such facility and land.

      The property is collateral for a 10-year bank installment note maturing in December 2001. Monthly payments of $9,659 include principle and interest at 10% per annum. At September 30, 1996, the principal balance was $477,575.

      The Company continues to monitor market conditions and will adjust the carrying value of the property as changes in market conditions occur. As of September 30, 1996, the facility was approximately 35% leased, and includes various major corporate tenants including Power & Control Systems and Weyerhauser Paper. Current leases for such facility extend between January 1997 and May 2002, and current monthly rentals aggregate to approximately $26,500, which at the present time represents a positive cash flow to the Company of approximately $1,000 per month. While the Company believes that the market value of the facility and land held for resale is in excess of the facility and land's carrying value, there can be no assurances that the Company will be able to sell such property for either its carrying value or its listing price.

REAL ESTATE SERVICES NETWORK HOLDING CORP.  (formerly  MEMBERSHIP REALTY HOLDING
------------------------------------------  ---------  -------------------------
CORP.)
------

      RESN Operations
      ---------------

      RESN commenced operations in May 1992 as a full service real estate brokerage firm that recruited established agents by passing through 100% in commissions earned by its member sales agents. RESN provides its members with various experienced and necessary administrative support personnel services, quality facilities and various technology products with which to enhance their productivity.

      The real estate industry has been undergoing dramatic changes over the past several months, with the advent of Hospitality Franchise Service's purchase and consolidation of such major franchises as Coldwell Banker, Century 21 and ERA. This trend towards large consolidated offices and evolution from the smaller "mom and pop" type of operations has afforded RESN an opportunity to establish itself as a significant participant in the Tri-County area of South Florida.

      In response to recent trends and to develop better controls and revenue generating systems, RESN has changed its business philosophy away from the "100% concept" and has begun to establish itself with its sales associates on a more traditional commission split basis. The average split between agent and RESN has now increased from 5% of the gross commission to RESN under the "100%" concept to an average of 15% presently. RESN's goal is to reach an average of 25% of the gross commission paid to RESN before year end and then increase its percentage to the industry standard of 30% in the following fiscal year. In making these changes in response to the marketplace, RESN still maintains the "100%" concept as an opportunity for those agents who demonstrate the requisite resources and attributes to undertake their business and accounts effectively and professionally. These agents pay a base "membership fee" to RESN and a 5% transaction fee on each sale.

      RESN is also expanding its operations to provide its sales associates with additional service programs and income opportunities through the establishment and development of mortgage origination, title services and insurance products, as well as other real estate related services.

      RESN currently has 10 offices in operation, six in Broward County, three in Palm Beach County and one in Dade County. With the recent establishment of its tenth location, RESN currently has approximately 300 member agents. Average monthly gross sales are increasing, and the net company allocation is increasing. In response to strong growth in certain markets in the Tri-County area and with more associates wishing to affiliate with RESN than current space permits, RESN has identified larger, alternative offices in two locations which will facilitate the addition of approximately 35 sales associates.

      In future months, the Company expects to open additional offices and assumes it will expand to a total of up to approximately 600 sales associates. The targeted expansion areas remain Dade, western Broward and Palm Beach Counties. As contemplated by RESN, each office will accommodate approximately 50 member sales associates and have in residence the necessary administrative support persons, including management personnel, phone and communications persons, a showing coordinator to assist in real estate showings and a market support individual to assist with brochure development, mailings and other public relations and marketing efforts. In addition, each office is expected to include at least one person who will be available to originate and assist in the processing of mortgage loan applications derived from RESN sales associates, independent referrals or through the sales efforts of RESN's own loan offices. RESN believes that each office to be established will require an investment of approximately $150,000 and $250,000.

      RESN commenced operations in 1992, and by the end of 1993 it was ranked 19th in the South Florida real estate market at the end of its first year. In 1994, RESN moved up to a ranking of 17, and during 1995 rose to 10th in the real estate market according to such polls.

      The Financial Group Incorporated
      --------------------------------

      The Financial Group Incorporated is approved to originate and underwrite conventional loans as well as all government-backed programs. They employ approximately 17 persons in its Boca Raton corporate headquarters and three other offices located in Memphis, Miami and Ft. Lauderdale. In its first full month of operation with RESN in December 1996, The Financial Group closed approximately 50 loans totalling approximately $5,250,000.

      National Institute of Real Estate, Inc. ("NIRE")
      ------------------------------------------------

      In an effort to increase its share of the marketplace and establish additional revenue sources, RESN has also established NIRE as its proprietary real estate school. Through NIRE, RESN is able to contact agents from other companies and offer them state required continuing education courses. It is anticipated that this will result in conversion of certain of these students to become sales associates with RESN. In addition, NIRE will be offering the initial licensing courses during the current fiscal year, and will offer sales positions to what it perceives to be the more promising graduates.

      Title Insurance
      ---------------

      Through Member Title Services, Inc., a wholly-owned subsidiary of RESN, agents licensed with RESN will have access to comprehensive title insurance through established title insurance agencies at rates that RESN believes will be advantageous to the home buyer. RESN's title division is becoming more active this year and anticipates more involvement in support of RESN.

      RESN has recently centralized the processing of sales transactions to establish tighter controls and assure a higher success ratio of contract closings. This centralization will also afford RESN a better opportunity to select the services of its own title company, Member Title Services, Inc., to handle the actual closings of the transactions. By so doing, RESN will also establish an additional revenue source for its own sales activity.

In addition, it is anticipated that, during the next twelve months, Member Title Service, Inc. will begin marketing its services to other realtors, thereby prospectively enhancing its revenues. The expanded title function will be housed, primarily in existing RESN facilities, but it is anticipated that additional investment will be needed to facilitate the title operation within the offices and to create one or two additional "outside" locations.

      Competition
      -----------

      In the past twelve months, the South Florida marketplace has mirrored the trend towards large national franchise consolidation of companies. For example, two major independent real estate brokerage firms in Dade and Broward Counties, Jeanne Baker, Inc. and Braun & May Realty, Inc., were respectively acquired by Prudential Realty and Better Homes and Gardens. RESN will seek to take advantage of this opportunity to advance to one of the largest independently owned real estate firms in the South Florida area.

      Competition in the real estate brokerage industry is extremely intense with respect to prospecting for home buyers, obtaining listings from prospective home sellers as well as the recruiting of qualified sales agents. RESN will have to compete with large national franchises as well as small local firms with personal followings, including organizations which have similar structures and programs as RESN. In particular, many of the larger national franchises have significantly greater financial resources, name recognition, marketing capabilities and administrative services available in support of their sales associates than is currently available from RESN. However, management believes that, due to the circumstance that RESN is locally owned and managed, it is attractive to sales associates who may not wish to have policies established by large multi-state organizations, as well as to seller and buyers who prefer to work with a company that is more responsive to the needs of the local market.

      In addition, due to the circumstance that RESN, as an independent and non-franchise company, does not charge its associates with a franchise fee, management believes that might prove more attractive to sales associates seeking to retain a higher percentage of their commissions. The savings of the franchise fee for associates also affords them more funds to invest in marketing and advertising. Similarly, RESN will also experience intense competition from significantly larger national and local mortgage banking and brokerage firms and title insurance companies in this phase of its operations. There can be no assurance that RESN will be able to actively compete in any of the markets it operates or in any of the phases of its activities as a result of its limited financial and other resources required to successfully engage in such operations.

      Regulation
      ----------

      The mortgage loan origination operations of The Financial Group are subject to the rules and regulations of the Federal Housing Administration, the Veterans Administration or state regulatory authorities with respect to originating, processing, underwriting, selling and servicing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations, establish eligibility criteria, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on prospective borrowers, regulate payment features and, in some instances, fix maximum interest rates, fees and loan amounts. Failure to comply with these requirements can lead to a loss of approved status, demands for indemnification or loan repurchases, litigation or administrative enforcement actions. There can be no assurance that The Financial Group's operations can obtain full compliance with current laws, rules and regulations or any more restrictive laws, rules and regulations which may be adopted in the future which could make compliance more difficult, more costly or which may limit or restrict the amount of interest and fees that may be earned or charged on mortgage loans originated, serviced or purchased by The Financial Group.

      Litigation
      ----------

      The Company and RESN are party defendants in JALMARK REALTY, INC. AND JALMARK EAST REALTY, INC., PLAINTIFFS, VS. INTERNATIONAL STANDARDS GROUP LIMITED, INC., REAL ESTATE SERVICES NETWORK HOLDING CORP. F/K/A MEMBERSHIP REALTY HOLDING CORP., AND FRANCESCO MORELLO, DEFENDANTS, Case No. 96 13602-21. On or about October 2, 1996, Jalmark Realty, Inc., an involuntarily dissolved Florida Corporation, and Jalmark East Realty, Inc., a Florida corporation (collectively, the "Plaintiffs"), filed a Complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against the Company, Real Estate Services Network Holding Corp., f/k/a Membership Realty Holding Corp., and Mr. Francesco Morello, an officer of the latter, (collectively, the "Defendants"). The suit relates to an alleged breach of a 1995 agreement pursuant to which RESN had allegedly agreed to purchase the real estate brokerage business of Jalmark Realty, Inc. for $250,000. In addition to the breach of contract count, the Complaint alleges numerous other counts, including, but not limited to, for fraudulent misrepresentations, tortious interference with business relationship, defamation and violations of Florida real estate laws. The Plaintiffs have alleged damages in excess of $15,000, exclusive of interest and costs, and have reserved the right to amend the Complaint to seek punitive damages. The Defendants have filed a motion to dismiss the Complaint for failure to state a cause of action. In addition, the

Company has filed a separate motion to dismiss the Complaint for failure to state a cause of action on the basis that the Complaint fails to allege that the Company, or its officers, directors, employees or agents, undertook any affirmative action to cause harm to the Plaintiffs. The motions to dismiss are set for hearing in early February 1997. At the present time, no discovery has been conducted in this case. The Company and RESN intend to vigorously defend against the Complaint.

      On November 21, 1995, RESN entered into an agreement to purchase all of the voting stock of U.S. Mortgage Network Corp., a Florida corporation, and upon consummation of that agreement, USM became a wholly-owned subsidiary of RESN. At the time of the stock purchase, USM conducted a mortgage banking business and was involved in the origination, purchase and sale of residential mortgage loans. On March 14, 1996, the Company and RESN entered into an agreement with USM and its principal stockholders pursuant to which RESN rescinded the stock purchase agreement and returned the voting stock of USM to the principals of USM. Following the consummation of the stock purchase agreement and prior to the consummation of the rescission agreement, upon information and belief, USM allegedly originated and sold defective mortgage loans, violated federal laws relating to the origination of mortgage loans, and converted third party funds and trust funds for its benefit or the direct or indirect benefit of its principals. From time to time, the Company and RESN have been contacted by third parties regarding such parties' relationships with USM, and in some instances, the Company and RESN have been threatened with litigation as a result of their prior indirect and direct ownership of the stock of USM, including the following matters:

            FIRST STATE BANK MOULTON,  TEXAS AND FIRST STATE BANK BREMOND, TEXAS
      - CALVERT BRANCH. On January 15, 1996, USM entered into a Mortgage Purchase Agreement with First State Bank Moulton, Texas ("FSB Moulton"), and on February 22, 1996, USM entered into a Mortgage Purchase Agreement with First State Bank Bremond, Texas - Calvert Branch ("FSB Bremond"). Pursuant to the Mortgage Purchase Agreements, USM sold mortgage loans to FSB Moulton and FSB Bremond. Subsequent to the rescission agreement described above, each of FSB Moulton and FSB Bremond alleged various defaults and breaches by USM under the Mortgage Purchase Agreements and, in connection therewith, threatened litigation against the Company and RESN. On or about August 7, 1996, FSB Moulton and FSB Bremond entered into Settlement Agreements with The Financial Group, Inc., a wholly-owned subsidiary of RESN ("TFG"), to resolve all disputes between RESN and the Company and FSB Moulton and FSB Bremond. Pursuant to the terms of the Settlement Agreements, the Company and RESN were released from any and all claims that each of FSB Moulton and FSB Bremond might have had against them in connection with its relationship with USM.

      In addition, as to FSB Moulton, TFG (i) paid FSB Moulton approximately $43,500 on August 7, 1996, (ii) executed a promissory note in favor of FSB Moulton in the amount of approximately $102,000 and (iii) agreed to indemnify FSB Moulton against potential market shortages on the sale of eight (8) loans. As to FSB Bremond, TFG (i) paid FSB Bremond approximately $1,400 on August 7, 1996, (ii) executed a promissory note in favor of FSB Bremond in the amount of approximately $10,400, and (iii) agreed to indemnify FSB Bremond against potential market shortages on the sale of four (4) loans. Each of the promissory notes provides for monthly payments and is due and payable in full on August 7, 1997. The Company believes that it has performed, and continues to perform, all obligations under the Settlement Agreements and has been released from any liability thereunder by FSB Moulton.

            PRINCAP  MORTGAGE  WAREHOUSE,  INC. On August 23, 1995,  USM entered into a Mortgage Warehouse and Security Agreement ("Warehouse Agreement") with Princap Mortgage Warehouse, Inc ("Princap"). Pursuant to the Warehouse Agreement, Princap loaned monies to USM for the origination of residential mortgage loans. Subsequent to the rescission agreement described above, Princap alleged various defaults and breaches by USM under the Warehouse Agreement and, in connection therewith, threatened litigation against the Company and RESN. On or about October 31, 1996, the Company and RESN reached a settlement with Princap. Pursuant to the terms of the settlement, (i) Princap extended a warehouse line of credit to TFG in the amount of $12.0 million, (ii) TFG agreed to repurchase 78 mortgage loans in the aggregate amount of approximately $7.0 million and resell those loans in the market, and to execute a promissory note in favor of Princap as to any deficiencies on the sale of those loans, (iii) TFG executed a promissory note in favor of Princap in the amount of approximately $148,000 for losses incurred by Princap on the sale of other defective loans, and (iv) Princap executed a release in favor of the Company and RESN. TFG maintains that it has not yet sold the 78 mortgage loans described above.

            HOMESIDE LENDINGS, INC. On November 15, 1995, USM and BancBoston Mortgage Corporation, now known as HomeSide Lending, Inc. ("HomeSide"), entered into a Correspondent Loan Purchase Agreement (the "HomeSide Agreement"), pursuant to which HomeSide agreed to purchase qualifying mortgage loans from USM. The Company also executed the HomeSide Agreement and agreed to become a guarantor of the obligations of USM thereunder. In November 1996, HomeSide notified the Company of the following alleged defaults of USM under the Homeside Agreement: (1) the failure of USM to pay FHA MIP fees and VA funding fees in the total amount of approximately $24,000, which monies were received by USM at the closing of the mortgage loans in question; (2) the sale by USM to HomeSide of seven mortgage loans totalling approximately $1.3 million which violated the representations and warranties under the HomeSide Agreement; and (3) the failure of USM to turn over repair and remodeling funds totalling approximately $59,000, which monies were received by USM at the closing of the mortgage loans in question. HomeSide has made written demand on the Company, in its capacity as guarantor, to pay over the amount of approximately $1.4 million and receive back the aforementioned mortgage loans as described above. The Company is presently evaluating this situation and has requested further documentation from HomeSide to verify such claims.

            REPUBLIC MORTGAGE CORPORATION/THE PRUDENTIAL HOME MORTGAGE COMPANY, INC. In December 1995, USM sold and assigned 98 mortgage loans under the FHA 203(K) program (the "203K Loans") to Republic Mortgage Corporation ("Republic") for approximately $6.3 million. The 203K loans were made to Interdenominational Brotherhood, Inc and secured by real property located In Marietta, Georgia. Upon information and belief, Republic subsequently sold and assigned the 203K Loans to The Prudential Home Mortgage Company, Inc. ("PHMC"). The Company is in receipt of a written demand made by Republic against USM to repurchase the 203K Loans based on numerous alleged defaults by USM including, but not limited to, breaches of the representations and warranties made by USM in the sale of the 203K Loans. The Company has also received a written demand for repurchase from PHMC. The Company is presently evaluating this situation and intends to vigorously defend against any claims made by Republic or PHMC in this matter.

      On July 16, 1996, RESN entered into an agreement to purchase all of the voting stock of TFG from John Barbato and Barbara Bodner (collectively, "Barbato"), and upon consummation of that agreement, TFG became a wholly-owned subsidiary of RESN. At the time of purchase, TFG conducted a mortgage banking business and was involved in the origination, purchase and sale of residential mortgage loans. TFG presently continues to operate a mortgage banking business. As part of the stock purchase transaction, TFG entered into an agreement with Barbato to allow them to operate a net branch and originate residential mortgage loans under TFG's regulatory licenses and approvals. On December 17, 1996, TFG received a letter from counsel to Barbato which alleged numerous breaches, defaults and misrepresentations by TFG in connection with the net branch operation. Barbato has proposed a compromise pursuant to which (i) TFG would pay approximately $6,400 of accounting fees and computer conversion costs allegedly incurred by Barbato, (ii) TFG would waive prior advances to Barbato in the amount of approximately $12,000 and (iii) the parties would execute mutual releases of all obligations between the parties. TFG disputes those allegations and intends to vigorously defend against these claims.

      On July 1, 1995, the Company executed a Convertible Promissory Note (the "Carlsen Note") in the original principal amount of $956,250.00 in favor of Christian E. Carlsen, as Trustee under a Land Trust Agreement dated September 19, 1992 ("Carlsen"). The Carlsen Note matured on December 31, 1996, and remains unpaid. On January 6, 1997, the Company received written Notice of default from Carlsen as to the payment of principal and interest. The Company is evaluating certain of the circumstances concerning the initial incurrence of the obligation and expects to commence negotiations concerning the Carlsen Note with Carlsen in the proximate future. In the absence of settlement, the Company expects Carlsen to file suit to collect on the Carlsen Note.

EMPLOYEES
---------

      As of September 30, 1996, the Company employed a total of 141 full time employees including 6 executive officers and 122 administrative persons, as well as 13 auditors located at various branch facilities of FSGI.


ITEM 2.     DESCRIPTION OF PROPERTIES
            -------------------------

      The Company's executive offices are located at 3200 North Military Trail, Suite 300, Boca Raton, Florida 33431. These premises consist of approximately 7,700 square feet of space. In June 1995, the Company purchased this office condominium at a purchase price of $636,000 which included $50,000 in cash, the issuance of 200,000 shares of the Company's Common Stock and a wrap-around mortgage totalling $520,000. At September 30, 1996, the principal balance remaining was $329,475. As described above, the Company owns a 660,551 square foot commercial warehouse facility in Mount Vernon, Ohio on a 61-acre site. The Company, through its FSGI subsidiary, also has established branch facilities at (i) 5075 Cascade Road, Grand Rapids, Michigan 49546 consisting of 592 square feet of space under a lease agreement for a term of 48 months concluding December 31, 2001 at a base rental of $690.66 per month; (ii) at 1654 South King Street, Honolulu, Hawaii 96826 consisting of approximately 150 square feet of space for a term of 12 months concluding March 31, 1996, at a base rental of $312.50 per month; and (iii) at 3615 Newburg Road, Louisville, Kentucky 40218 consisting of approximately 597 square feet of space for a term of 12 months concluding October 1997, at a base rental of $398 per month.

      RESN's corporate offices are located at 3200 North Military Trail, Third Floor, Boca Raton, Florida 33431. RESN occupies space that is owned by the Company at no cost to RESN. The Fort Lauderdale office, for 6,000 square feet, has a lease term extending through June 30, 1999 at a lease payment plus taxes of $6,815.99 plus annual adjustments and common area maintenance charges. An option to purchase the building is also included in the Fort Lauderdale lease.

      RESN's office in Hollywood has a lease term of 72 months concluding on September 30, 2002 for 4,390 square feet at a base rent of $4,320.05. The 1,390 square foot space at Lauderdale-By- The-Sea is leased at a base rent of $1,378 with annual increases of $100 per month for a term of 36 months. This lease was assumed under the purchase and expires in December 1997 with an additional option for five years at $1,400 per month with annual increases not to exceed five per cent per year. One of the offices in Pembroke Pines is an agreement for 1,320 square feet at a base rent of $1,301.63 per month until March 1997. The other Pembroke Pines office, for approximately 1,600 square feet, has lease term extending through February 1999 at a base rent of $2,637.61 per month. The current lease expires in April 1997. RESN's Coral Springs office lease is for 6,140 square feet at a base rent of $6,815.94, and expires on June 30, 2001 with an additional option for six years at a cost adjusted by a pricing index. RESN's second office in Boca Raton is 2,950 square feet at a base rate of $3,765.45 until November 1999. The Bal Harbor office lease is for approximately 1,700 square feet at a base rent of $2,300.00 and expires on November 30, 2005. The Hallandale office is 1,440 square feet at a base rent of $1,484.00 and expires on October 14, 2000. The Boca Raton beach office is for approximately 2,400 square feet at a base rent of $1,200.00 and expires on September 31, 1997.

      The Financial Group's corporate office is located at 3200 North Military Trail, Suite 110, Boca Raton, Florida. The lease agreement is for 1,700 square feet at a base rate of $1,967.67 for term ending in June 2000.

      TWT's corporate offices are located at 1001 Fannin, Suite 300, Houston, Texas 77002. The lease agreement for 27,641 square feet is for a term beginning February 16, 1995 and concluding on March 31, 2000. The lease provides for a base rent of $7,923.75 per month plus operating expenses estimated to be $14,764.90 per month adjusted yearly. The lease allows for termination after the 36 months with no penalty.

      TWT leases additional office space located at 16416 Northchase Drive, Suite 290, Houston, Texas 77060. The lease agreement for 6,060 square feet is for a term beginning February 1, 1994 and concluding on January 31, 1999 at a base rent of $4,042.72 plus operating expenses escalation of $332.00 per month.

      TWT's Atlanta switch site is located at 3525 Piedmont Road, N.E., Suite 515, Two Piedmont Center, Atlanta, Georgia 30305. The lease agreement for 1,445 square feet is for a term beginning June 1, 1994 and concluding on May 31, 1999 at a fixed rent of $1,505.00 per month. TWT's Chicago switch site is located at 233 South Wacker Drive, Suite 2100, Chicago, Illinois 60606. The lease agreement is for a term beginning October 15, 1994 and concluding on October 15, 1999. The rent is based at $250 per rack, and the current monthly charge is $1,750.00. TWT's Houston switch site is located at 500 Dallas, Houston, Texas 77002. The lease agreement is for a term beginning June 23, 1992 and concluding on June 22, 1997. The rent is $1,500 per month. TWT's New York switch site is located at Two World Trade Center, New York, New York. The lease agreement is for a term beginning March 21, 1994 and concluding on March 20, 1997. The space available is for not more than seven racks at $250.00 per rack. The current rent is $2,000.00 per month. TWT's Los Angeles switch site is located 700 South Flower, Los Angles, California 90017. The lease agreement is for a term beginning November 1, 1995 and concluding October 31, 2000. The rent is $500.00 for the first rack and $275.00 per rack for each additional rack per month. The current rent is $2,425 per month.


ITEM 3.     LEGAL PROCEEDINGS
            -----------------

      Other  than  the   litigation,   claims  and   proceedings   discussed  in
"Description of Business," the Company is unaware of any other matters required to be reported under this item.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

      Not applicable.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            --------------------------------------------------------

      The Company's Common Stock is traded on NASDAQ under the symbol "TWTI." On October 15, 1996, the Company amended its Certificate of Incorporation and undertook a one-for-fifteen (1:15) reverse split of its outstanding Common Stock. The following table sets forth the high and low bid quotations for the Common Stock since the commencement of trading and for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commission and may not necessarily represent actual transactions.

                                              High      Low
                                              ----      ---

December 22 - December 31, 1992              $ 4.00    $1.00
January 1 - March 31, 1993                   $ 4.50    $2.75
April 1 - June 30, 1993                      $ 4.38    $2.38
July 1 - September 30, 1993                  $ 2.50    $1.00
October 1 - December 31, 1993                $ 3.06    $1.75
January 1 - March 31, 1994                   $ 4.16    $1.25
April 1 - June 30, 1994                      $ 3.81    $1.75
July 1 - September 30, 1994                  $ 3.56    $1.56
October 1 - December 31, 1994                $ 1.18    $0.50
January 1 - March 31, 1995                   $ 1.00    $0.32
April 1 - June 30, 1995                      $ 1.19    $0.38
July 1 - September 30, 1995                  $ 1.29    $0.75
October 1 - December 31, 1995                $ 1.81    $0.66
January 1 - March 31, 1996                   $ 1.56    $0.50
April 1 - June 30, 1996                      $ 1.53    $0.56
July 1 - September 30, 1996                  $ 1.16    $0.47
October 1 - October 14, 1996                 $ 0.53    $0.41
October 15 - December 31, 1996               $10.05    $4.75

On January 9, 1997, the closing bid price for the Common Stock was $5.19.

      As of December 31, 1996, the approximate number of holders of the Company's Common Stock was 7,286.

      The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

      The Company is obligated to pay semi-annual cumulative dividends of 8% or $58,400 on an annual basis on the 73,000 shares of its Series A Preferred Stock presently outstanding. The Company is obligated to pay monthly cumulative dividends of 2.7% or $452,000 until the underlying shares of Common Stock are registered under the Securities Act of 1933 on the 178,500 shares of its Series M Preferred Stock presently outstanding.

      Pursuant to the Company's Convertible Note dated December 9, 1996 in favor of GFL Advantage Fund Limited, the Company is precluded from paying dividends on its capital stock during the term that such note remains outstanding.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------

YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO YEAR ENDED SEPTEMBER 30, 1995
-----------------------------------------------------------------------

      Results of Operations
      ---------------------
                                                     Revenue
                                                     -------
                                           Twelve Months Ended Sept 30,
                                           ----------------------------
                                              1996              1995
                                              ----              ----

Telecommunications(1)                     $15,814,779       $     -
Real Estate                                 4,934,927         3,236,571
Auditing Services                             835,168           778,515
                                          -----------       -----------

Total Revenue                             $21,584,874       $ 4,015,086
                                          ===========       ===========

                                                 Gross Profit
                                                 ------------
                                           Twelve Months Ended Sept 30,
                                           ----------------------------
                                              1996              1995
                                              ----              ----

Telecommunications(1)                     $ 1,628,424       $     -
Real Estate                                   708,837           487,474
Auditing Services                             164,877           126,083
                                          -----------       -----------

Total Gross Profit                        $ 2,502,138       $   613,557
                                          ===========       ===========

                                               Selling, General and
                                               --------------------
                                             Administration Expenses
                                             -----------------------
                                           Twelve Months Ended Sept 30,
                                           ----------------------------
                                              1996              1995
                                              ----              ----

Telecommunications(1)                     $ 3,222,625       $     -
Real Estate                                 1,920,189         1,262,028
Auditing Services                             424,812           322,753
Corporate                                   4,635,756         1,988,474
                                          -----------       -----------

Total S, G & A Expenses                   $10,203,382       $ 3,573,255
                                          ===========       ===========

                                                     Net Loss
                                                -----------------
                                                 from Operations
                                                 ---------------
                                            Twelve Months Ended Sept 30,
                                            ----------------------------
                                              1996              1995
                                              ----              ----

Telecommunications(1)                    $ (1,825,232)      $      -
Real Estate                                (1,385,470)         (858,558)
Auditing Services                            (259,935)         (224,323)
Corporate                                  (6,882,917)       (2,929,375)
                                          ------------      ------------

Total Net Loss from Ops                  $(10,353,554)      $(4,012,256)
                                         =============      ============

                                                   Net Loss
                                          Twelve Months Ended Sept 30,
                                              1996             1995
                                              ----             ----

Telecommunications(1)                     $(3,244,545)      $     -
Real Estate                                (1,452,166)       (1,539,429)
Auditing Services                            (241,655)         (226,607)
Corporate                                  (7,186,731)       (2,911,538)
                                          ------------      ------------

Total Net Loss                           $(12,125,097)      $(4,677,574)
                                         =============      ============

      For the year ended September 30, 1996, the Company had total consolidated revenue of $21,584,874 in contrast to $4,015,086 for the year ended September 30, 1995. The primary reason for the increase in revenues was due to the acquisition of the telecommunications (TWT) division which provided an additional $15,800,000 in revenue and the expansion and addition of new offices of the real estate division whose revenues increased by $1,700,000. The Company's consolidated net loss for the year ended September 30, 1996 was $12,125,097 as compared to $4,677,574 at September 30, 1995. The fiscal 1996 net loss includes certain expenses which are not expected to continue relating to the telecommunications segment, including settlements with government agencies of $930,000, additional costs incurred with the phaseout of the "box business" of $1,300,000 in termination costs relating to marketing programs and approximately $2,000,000 in customer allowances. The Company has also written off an additional $700,000 of goodwill and $650,000 of costs of the aborted mortgage company acquisition, all related to the real estate division. Other charges included costs incurred for the first time in 1996 such as consulting costs of $1,400,000 and amortization of goodwill relating to the TWT acquisition of $730,000. Other charges also include $200,000 for other aborted proposed acquisitions. The remaining increase in the loss is attributable primarily to expanding the real estate division.

      For the year ended September 30, 1996, the Company had a gross profit of $2,502,138 compared to a gross profit of $613,557 for the year ended September
30, 1995. This increase was attributable to the aforementioned growth in revenues due to the telecommunications acquisition and the real estate expansion. For the year ended September 30, 1996, the Company had a loss from operations of $10,353,554 as compared to a loss from operations for the year ended September 30, 1996 of $4,012,256.

      Total other expenses increased to $1,771,543 from $665,318 for the year ended September 30, 1996 as compared to the year ended September 30, 1995. This was due primarily to the accrual of legal settlements and the interest paid to the billing company for advances on receivables in the telecommunications segment.

     During fiscal 1997 the Company expects to achieve profitability through the growth of its telecommunications segment and by increasing revenues and controlling costs. The new marketing plans which have been developed and are being implemented will target new areas of concentration and attract new business based on the addition of switches and development of marketing programs focused on the residential segment. Management expects to open the foreign markets for both the long distance services and N'Touch with recent contracts being completed in South Africa, Puerto Rico, Venezuela, the Caribbean and a joint venture involving the European markets which are expected to contribute to the profit margins during the current fiscal year.

     In addition, the installation and operation of the new switch sites will substantially lower the costs and increase profit margins. As mentioned above, the Company continues to evaluate the real estate and audit operations. The real estate division has acquired a mortgage banking company and plans to expand those operations within the second quarter of fiscal 1997. Additionally, the real estate branches have begun new marketing programs to attract additional member agents. With these expansions and cost cutting measures which are also being implemented, the real estate division should be able to significantly curtail its losses.

      Liquidity and Capital Resources
      -------------------------------

      At September 30, 1996, the Company had operating cash on hand of $1,358,414 as compared to cash on hand at September 30, 1995 of $672,651. At September 30, 1996, the Company had a negative working capital ratio of current assets to current liabilities of approximately .76. The long-term portion of debt at September 30, 1996 consisted of the mortgage note payable to Bank One, Mansfield, relating to the Mount Vernon property ($406,785), a note payable on the undeveloped Florida land ($707,450), the mortgage note payable to Boca First National Bank secured by the corporate office condo ($322,440), and the long-term portion of five capital leases for switches located in Los Angeles, Atlanta, New York, Chicago and Houston.

      Net cash used in operating activities was approximately $10,000,000 and $2,400,000 for the years ended September 30, 1996 and 1995, respectively. The cash used in operations of the company was primarily to fund the operating losses. Such losses are described above.

      Net cash used in investing activities was $824,000 and $118,000 for the years ended September 30, 1996 and 1995, respectively. This is primarily attributable to expenses relating to the capital expenses associated with the real estate expansions and renovations in both 1996 and 1995.

      Net cash provided by financing activities was $11,162,000 (net of payment of debt of $3,500,000 and dividends paid $2,400,000) and $2,713,000 for the years ended September 30, 1996 and 1995, respectively. The increase in 1996 was primarily attributable to the issuance of the Company's Common Stock and/or convertible Preferred Stock in private placement offerings and/or sales to accredited offshore investors pursuant to Regulation S. In 1995, the increase was attributable primarily to the receipt of a subscription receivable of $1,500,000 and the sale of preferred stock for proceeds of $1,000,000.

      During the fiscal year ended September 30, 1996, the Company had financed its expansion and operations with equity funding. The Company received net proceeds of $17,090,871 through the issuance of 385,229 shares of its Common Stock and 1,970 900 shares of Preferred Stock pursuant to Regulation S. The 1,970,900 shares of Preferred Stock have subsequently been converted to
1,608,716 shares of Common Stock. Proceeds were used for the dividend requirement ($2,300,000) and retirement of debt ($2,100,000 related to the acquisition of TWT, the opening and renovation/expansion of several real estate offices.

      As  previously   announced,   the  Company's   business   focus  has  been
transforming from credit union auditing and related services and real estate/mortgage brokerage services to telecommunications operations. TWT has expanded their switch sites to eight and expects to complete installation of two additional switch sites in Seattle and Washington, DC, by the end of the second quarter in fiscal 1997.

      In November 1996, The Company acquired 100 percent of the outstanding stock of Southwestern Telecom, Inc. for $1,023,765 in cash. The Company has formulated a nationwide expansion program to make Southwestern Telecom a leader in the casual-user direct-dial market by expanding on a geographic basis to where TWT already has an existing network to better utilize TWT's origination and termination facilities and to use the tested marketing techniques of Southwestern Telecom. It is anticipated to take at least eighteen months to complete the nationwide expansion program.

      In December 1996, the Company acquired 100 percent of the outstanding shares of NETTouch Communications, Inc. from Telecommunications Resources, Inc., ("TRI"), of Dallas, Texas. The Company paid to the principal shareholders of NETTouch $2,400,000 and issued a Common Stock Purchase Warrant to acquire shares of the Company's Common Stock at an exercise price of $7.75 per share. In addition, the Company is obligated to make additional payments to such shareholders up to an aggregate of $4,800,000 based on NETTouch achieving incremental revenues, as defined. The actual number of Warrants to be received is predicated on the level of revenues periodically obtained by NETTouch during the 1997 calendar year. TRI is a software developer and provider of telecommunications platforms which converge technologies and telecommunications services such as worldwide long distance, voice mail, virtual fax, travel card, wireless messaging notification, enhanced "follow me" features, conference calling, paging, internet access, text-to-screen e-mail, website development and hosting, and the convenience of single 1-800/888 numbers.

      Subsequent to year end, the Company issued 203,700 shares of its preferred stock pursuant to Regulation D and Regulation S. A portion of the net proceeds of $17,551,135 have been used for acquisition and expansions, expenses connected with the addition of new switches, and the Company's option to exercise its redemption rights on prior fundings. Additionally, through December 31, 1996, the Company has purchased 1,531,866 shares of its common stock in a buyback program at a total cost of $10,409,330.

      The Company's plans for growth include acquisitions of other telecommunications companies as well as the addition of new technology and services. Several new switches are planned to facilitate the future growth and enhance the profit margins on current business, and the Company will be expected to pay the remaining legal settlements which have been accrued at September 30, 1996. To achieve this growth and the necessary working capital, the Company will require additional funding. The Company has received preliminary commitments from several institutional investors and institutions to arrange funding of an additional $40 million to $50 million. While the Company has reason to expect the completion of these arrangements, no assurances can be given that such funds will be provided.

      In view of the acquisition of TWT and the focus of the Company's operations in the telecommunications industry, the Company plans to evaluate in the course of the current fiscal year whether the operations of the Company's FSGI and RESN subsidiaries are complementary. In the event management determines that these operations are not sufficiently compatible and synergetic, the Company will consider the sale or other disposition of these subsidiaries or their operations.

ITEM 7.     FINANCIAL STATEMENTS
            --------------------
      The financial statements and supplementary data are included under Item 13(a)(1) and (2) of this Report.

ITEM 8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
            --------------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

      Not Applicable.
                                       44

                                   PART III

ITEM 9.     DIRECTORS,  EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
            --------------------------------------------------------------------
            COMPLIANCE UNDER SECTION 16(a) OF THE EXCHANGE ACT
            --------------------------------------------------

      The following table sets forth the names, ages and positions with the Company of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

     Name                               Position                            Age
     ----                               --------                            ---

Joseph L. Lents                   Chairman of the Board, and                 51
                                  Chief Executive Officer

Donald W. Booth                   President and Director                     43

Arnold Salinas                    Vice President/Sales and                   44
                                  Marketing of Total World
                                  Telecom and Director

C. Denning Loveridge              Senior Vice President/                     53
                                  Property Division and
                                  Director of the Company

John Loveridge                    Director                                   50

Loretta Murphy                    Vice President of Finance,                 56
                                  Chief Financial Officer
                                  and Secretary

Ronald Berry                      Controller of Total World                  47
                                  Telecom and Treasurer of
                                  the Company

      JOSEPH L. LENTS has been a Director of the Company since January 15, 1991 and Chairman of the Board, President and Chief Executive Officer since March 29, 1991. Mr. Lents was the founder, Chairman of the Board, President and Chief Executive Officer of FSGI since November 1, 1989. Mr. Lents is also co-founder of Nearman & Lents, CPAs which was organized in May 1979. Mr. Lents retired as an active partner of Nearman & Lents on October 17, 1989. Between July 1, 1974 and June 30, 1975, Mr. Lents worked with Deloitte Haskins & Sells, CPAs in Miami, Florida. Prior thereto commencing in 1970, Mr. Lents was a commissioned officer in the United States Air Force and subsequently, beginning 1973, was a civilian employee of the Air Force Audit Agency until his resignation in August 1979, at which time he was in charge of the audit function at Homestead Air Force Base in Homestead, Florida. In addition, during this time between January 1970 and May 1979, Mr. Lents was a credit union volunteer providing services to supervisory committees of three credit unions. Mr. Lents served as a member of the Credit Unions Committee for the AICPA which serves as a link between the AICPA in Washington, D.C. and the credit union industry. Mr. Lents also developed the concept and co-founded the National Association of Credit Union Supervisory and Auditing Committees ("NACUSAC") which is the only national organization devoted entirely to supervisory committees and which includes a membership of over 200 credit unions. Mr. Lents was formerly responsible for the Supervisory Committee conference conducted annually by Nearman & Lents and which is also sponsored by NACUSAC, which is generally attended by in excess of 400 supervisory committee members from throughout the United States. Mr. Lents is a frequent contributor to various national magazines and news publications concerning credit union auditing and Supervisory Committee duties and responsibilities and regularly participates at credit union conferences and meetings.

      DONALD W. BOOTH has been a Director of the Company since August 2, 1996 and President of the Company since November 1, 1996. Prior thereto, Mr. Booth founded Total World Telecom, Inc., Houston, Texas ("TWT") in 1991 and was its president until TWT was acquired by the Company in May 1996. Between 1988 and 1991 Mr. Booth was Vice President of Sales for Cypress Telecommunications, Inc., Houston, Texas. From 1986 to 1988, Mr. Booth was a District Manager for Metromedia Long Distance, Houston, Texas, and between 1981 and 1985, he was a Sales Manager for S.B.S. Skyline, Houston, Texas, a wholly-owned subsidiary of IBM. Mr. Booth has been in the telecommunications business for more than 15 years, is a graduate from Graceland College, received an MBA from Pepperdine University and a J.D. degree from South Texas College of Law.

      ARNOLD SALINAS has been a Director of the Company since August 2, 1996 and Executive Vice President of Sales and Marketing of Total World Telecom, Inc., Houston, Texas since July 1996. In 1993, Mr. Salinas co-founded and was President of Global Communications Group, Inc., Dallas, Texas, a company that provided telecommunications services to Eastern European countries. Global was purchased by Sector Communications, Inc., Reston, Virginia, in 1996, and Mr. Salinas continues to serve as member of its Board of Directors. Mr. Salinas has more than 15 years of international and domestic telecommunications experience with companies such as Sprint, MCI and AT&T.

      C. DENNING LOVERIDGE has been Senior Vice President-Property Division and a Director of the Company since January 15, 1991. Prior thereto between January 1970 and the present, Mr. Loveridge has been engaged in land development projects on behalf of his family and has managed his family's commercial real estate investments. Mr. Loveridge is the brother of John Loveridge.

      JOHN LOVERIDGE, a Director of the Company since September 1991, was General Partner of Mount Vernon Distribution Center, Ltd., Mount Vernon, Ohio from October 1987 through May 1991. Between 1983 and 1987, Mr. Loveridge worked with Loveridge, Inc., a family owned business, acquiring real estate and other investments in Melbourne, Florida. Prior to 1983, Mr. Loveridge worked with other family members in purchasing coal, oil and gas properties in Kentucky and Tennessee. Between 1969 and 1970, he owned and operated 40 oil and gas wells in Oil City, Louisiana. Through much of the 1960's, Mr. Loveridge worked with other Loveridge family members in developing 6,400 acres of farm land in Leesburg and Belle Glade, Florida on behalf of family interests. Mr. Loveridge is the brother of C. Denning Loveridge.

      LORETTA MURPHY was elected Vice President, and Chief Financial Officer in March 1993 and Secretary in May 1993. She has been employed by the Company since December 1992. Ms. Murphy was employed in public practice in Rhode Island for fifteen years working with small and medium size local Certified Public Accounting firms. She was a member of the tax department in the Providence office of Arthur Young before leaving Rhode Island to accept a position in Fort Lauderdale, Florida, as controller for Crowley Financial Services, Inc., a publicly traded company listed on NASDAQ. In 1990, she returned to public practice as tax manager for a medium size local Certified Public Accounting firm in Boca Raton, Florida. Ms. Murphy, who earned her degree in Accounting at Bryant College, Smithfield, Rhode Island, is a Certified Public Accountant. She is also a member of the American Institute of Certified Public Accountants, the Rhode Island Society of Certified Public Accountants, and the Florida Society of Certified Public Accountants.

      RONALD BERRY has been selected as Treasurer of the Company pending ratification of the Board of Directors and Mr. Berry has served as Controller of Total World Telecom, Inc. since July 1, 1996. Prior to that, Mr. Berry was self-employed with his own accounting firm for more than 10 years. Mr. Berry is a Certified Public Accountant and has vast experience in accounting as well as auditing in both the personal and corporate sectors.

ITEM 10.    EXECUTIVE COMPENSATION
            ----------------------

CASH COMPENSATION
-----------------

      Total cash compensation paid to all executive officers as a group for services provided to the Company in all capacities during the year ended September 30, 1996 aggregated to $381,000. Set forth below is a summary compensation table in the tabular format specified in the applicable rules of the Securities and Exchange Commission. As indicated, no officer of the Company or any of its subsidiaries, except for Joseph L. Lents received total salary and bonus which exceeded $100,000 during the periods reflected.

                           Summary Compensation Table
                           --------------------------

                                             Other                                      All
  Name and                                   Annual  Restricted                        Other
  Principal                                  Compen-   Stock       Options/   LTIP     Compen-
  Position     Period   Salary      Bonus    sation*   Award(s)    SARs(#)   Payouts   sation
  --------     ------   ------      -----    -------   --------    -------   -------   ------
Joseph Lents,   1996   $277,500   $  -0-     $ 2,350      -          133,334    -     $  -0-
Chairman        1995    250,000     5,000      2,350      -             -       -        -0-
and CEO         1994     50,000      -0-       2,350      -          500,000    -        -0-
_______________
*Personal use of Company vehicles.



EMPLOYMENT AGREEMENTS
---------------------

      On January 16, 1996, the Company entered into a five-year agreement with Mr. Joseph L. Lents which provides a base salary of $250,000 per year and a discretionary bonus as determined by the Company's Board of Directors. The agreement also provides for increases in base salary based on executive salaries in companies acquired. Mr. Lents is also entitled to receive standard health benefits and will receive the use of a vehicle together with maintenance charges for such vehicle during the term of his employment. Lease payments on such vehicle currently amount to $549 per month. Mr. Lents will not receive any retroactive compensation for the prior years in which he was not receiving his salary.

      On January 11, 1996, the Company entered into a three-year agreement with Ms. Loretta Murphy which provides a base salary of $76,000 plus increases and bonuses as determined by the Chief Executive Officer of the Company. Ms. Murphy is also entitled to receive the standard benefits provided by the Company.

      The Company is in the process of negotiating employment agreements with executive management of TWT, including Messrs. Booth and Salinas.

OPTION EXERCISES AND VALUES AT YEAR END
---------------------------------------

               Aggregated Option/SAR Exercises in Last Fiscal Year
               ---------------------------------------------------
                          and FY-End Option/SAR Values
                          ----------------------------
                                                                     Value of
                                                   Number of       Unexercised
                                                  Unexercised      In-the-Money
                                                  Option/SARs       Option/SARs
                                                 at FY-End (#)       at FY-End
                    Shares
                  Acquired on       Value        Exercisable/      Exercisable/
    Name          Exercise (#)     Realized      Unexercisable     Unexercisable
    ----          ------------     --------      -------------     -------------

Joseph L. Lents        -               -            300,000             -0-

The company has previously granted to members of its management and employees options to purchase an aggregate of 1,253,495 shares of Common Stock of the Company exercisable at prices ranging from $7.50 to $30.00.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

      The following table sets forth Common Stock ownership as of December 27, 1996 with respect to (i) each person known to the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock,
(ii) each director of the Company and (iii) all executive officers and directors of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 3200 North Military Trail, Suite 300, Boca Raton, Florida 33431. Information with respect to the percent of class is based on 6,231,928 shares of the Company's Common Stock and 266,000 shares of Series M and O Voting Convertible Preferred Stock issued and outstanding as of December 27, 1996.

                                                  Shares
                                               Beneficially              Percent
     Name                                        Owned(1)               of Class
     ----                                      ------------             --------

Joseph L. Lents (2)                               623,500                  9.5%
C. Denning Loveridge(3)                           175,633                  2.7%
John Loveridge(4)                                 175,633                  2.7%
Donald Booth(5)                                   777,549                 12.5%
Arnold Salinas(6)                                  98,889                  1.6%
Platina Technologies, Inc.(7)                     595,556                  9.5%

All executive officers and
  directors as a group
  (7 persons)                                   2,132,737                 30.6%

_________________

(1) Except as otherwise indicated in the footnotes below, each stockholder has sole power to vote and dispose of all the shares of Common Stock listed opposite his name.

(2) Mr. Lents is Chairman of the Board and Chief Executive Officer of the Company. Includes 300,000 shares of Common Stock issuable upon exercise of certain options by Mr. Lents, 4,633 shares of Common Stock acquired by a retirement program established by Cheryl Lents, the wife of Mr. Lents, as to which shares Mr. Lents disclaims beneficial ownership, and 21,667 shares of Common Stock acquired by Mr. Lents' children.

(3) Mr. C. Denning Loveridge is Senior Vice President and a Director of the Company. Includes 166,667 shares of Common Stock issuable upon exercise of certain options.

(4) Mr. John Loveridge is a Director of the Company and the brother of Mr. C. Denning Loveridge. Includes 166,667 shares of Common Stock issuable upon exercise of certain options.

(5) Mr. Booth is President and a Director of the Company and Chief Executive Officer of TWT. Includes 93,337 shares placed in trust for Mr. Booth's children.

(6) Mr. Salinas is Vice President of Marketing of TWT and a Director of the Company.

(7) Platina Technologies, Inc. is a Delaware corporation with offices at 5630 Fairdale, Suite 4, Houston, Texas 77057.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

TRANSACTIONS WITH MANAGEMENT AND OTHERS
---------------------------------------

      During fiscal 1996, RESN acquired 29.63 acres of undeveloped land in Melbourne, Florida. Currently,the property is zoned for commercial use. The property was acquired from a stockholder who had previously purchased the property from Mr. D.E. Loveridge, Trustee. Mr. D.E. Loveridge is the father of Messrs. John and C. Denning Loveridge, directors of the Company. The purchase price of $2,700,000 was paid by the issuance of 294,932 shares of the Company's Common Stock and the assumption of a $707,450 note payable to the Florida Conference of the Seventh Day Adventists. The note provides for payment of interest only at 9 3/4% and matures at April 2001. Through a joint venture, RESN plans to develop the land for commercial use and eventual sale. A current appraisal values the land at between $2,600,000 and $3,000,000.

      On June 12, 1996, the Company consummated an Agreement and Plan of Reorganization dated May 28, 1996 for the acquisition of all of the outstanding capital stock of Total National Telecommunications, Inc. (d/b/a Total World Telecom). Pursuant to the terms of the stock exchange, the shareholders of TWT received shares of newly created Series M and Series N preferred stock of the Company which are convertible into 1,983,333 shares of Common Stock of the Company. The Series M and Series N Preferred Stock, established pursuant to the exchange, carry a cumulative dividend of 2.7% per month of the stated value of the preferred stock which the Company is required to pay until such time as the Company's Registration Statement (after which the former TWT shareholders have agreed not to sell more than 5% of their shares per month) relating to resale of certain of the shares of Common Stock underlying the Series of Preferred Stock is registered under the Securities Act of 1933. At the time the Agreement and Plan of Reorganization was consummated on June 12, 1996, the Company advanced $5,000,000 for the working capital needs of TWT. In addition the Company issued 35,000 shares of Series O Preferred Stock for employee compensation for past service costs which are convertible into 233,333 shares of Common Stock of the Company. The Company also issued 267,501 Series P Preferred Stock representing shares issued in connection with future services. These shares are convertible into Common Stock of the Company and have been recorded at the appraised market value of common shares. Certain consultants received 250,000 shares of Series Q Preferred Stock which are convertible into 1,111,109 shares of Common Stock of the Company. Such shares have been valued at the appraised value and have been charged to the cost of the acquisition. The Series O, Series P and Series Q Preferred Stock have no registration rights.

      In connection with the acquisition, Donald Booth and members of his family received 55,400 shares of Series N Preferred Stock which were subsequently converted into 443,333 shares of Common Stock. In addition, Mr. Booth received 167,499 shares of Series P Preferred Stock which were subsequently converted into 744,444 shares of Common Stock. Mr. Arnold Salinas, a consultant of TWT at the time of the acquisition, received 20,000 shares of Series Q Preferred Stock which were subsequently converted into 88,889 shares of Common Stock. Mr. Salinas subsequently was employed as an executive officer of TWT and a Director of the Company. Mr. Ronald Berry received 3,500 shares of Series O Preferred Stock which are convertible into 23,333 shares of Common Stock and do not carry a dividend.

      During the 12 month period ended September 30, 1996, the Company paid commissions of $32,808 to Heartline, Inc. which is owned by Mr. Paul Booth, the father of Mr. Donald Booth. Heartline, Inc. is the billing and collection agency for all amounts billed through Southwestern Bell. Heartline, Inc. is not related to Heartline Communications, Inc. from which the Company acquired certain assets in January 1995.

      Periodically, Mr. Joseph Lents has advanced funds to the Company for working capital and other purposes. At September 30, 1995, the Company owed to Mr. Lents on account of such advances $467,940. During the fiscal year, Mr. Lents made further advances of $139,798 and had accrued interest and accrued compensation of $81,276. During the 1996 fiscal year, the Company made payments to Mr. Lents of $669,014 with the resulting balance due to Mr. Lents at year end September 30, 1996 of $20,000. At December 31, 1996, such balance was $14,029.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K
            --------------------------------------

      (a)(1) and (2)  Financial Statements and Schedules
                      ----------------------------------

            The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

      (b)   Reports on Form 8-K
            -------------------

            The Company filed Form 8-K reports dated December 21, 1995 (item 2 and item 5), February 21, 1996 (item 5), May 28, 1996 (item 5), June 11, 1996
(item 5), October 29, 1996 (item 1 and item 5) and November 8, 1996 (item 5).

      (c)   Exhibits
            --------
Exhibit

Number                  Description of Document
------                  -----------------------

 3.01             Articles of Incorporation1
 3.01(a)          Certificate of Amendment to Certificate of Incorporation(5)
 3.01(b)          Certificate of Amendment to Certificate of Incorporation(7)
 3.01(c)          Certificate of Amendment to Certificate of Incorporation(24)
 3.02             By-Laws(5)
 4.01             Specimen of Common Stock certificate(1)
10.02             Warrant Agent Agreement(1)
10.03             Line of Credit Agreement(1)
10.04             Stock  Purchase  Agreement  between Texas American Group, Inc.
                  and Daniel M. Boyar(2)
10.05             Stock  Purchase  Agreement    for  acquisition  of   Financial
                  Standards Group, Inc.(2)
10.06             Stock  Purchase   Agreements for  acquisition of Mount  Vernon
                  Distribution, Inc. and Eau Gallie Properties, Inc.(2)
10.06.1           Amendments to Stock Purchase Agreements referred to in Exhibit
                  10.06(7)

10.07 Stock Purchase Agreement for acquisition of Bibbins & Rice Electronics, Inc. and Rice Electronics,Inc.(3)
10.08 Investment Banking Consulting Agreement with H.D. Vest Invest-ment Securities, Inc.(7)
10.09 Sales and Service Agreement with Corroon & Black Administra-tive Services, Inc.(7)
10.10             Agreement with Arkansas Credit Union League and  Service Corp-
                  oration(7)
10.11             Agreement with HCU Services Corporation (Hawaii)(7)
10.12             Agreement with KYCUL Services Incorporated (Kentucky)(7)
10.13             Agreement with League Services Corporation (Michigan)(7)
10.14             Selling Agent Agreement with Meridian Associates, Inc.(7)
10.15             Financial  Consulting  Agreement  with  Meridian   Associates,
                  Inc.(7)
10.16             Lock-Up Agreement with Selling Security Holders(7)
10.17             Rescission Offer Responses(7)
10.18             Agreement with Computer Concepts Corp.(8)
10.19             Agreement with Greg Paige and Paige & Associates Corp.(9)
10.20             Agreements with Computer Concepts Corp.(13)
10.21             Agreement with Comstator, S. A.(13)
10.22             Agreement with Allan J. Ontai(10)
10.23             Letter of  Agreement with  Servicecorp  (Indiana  Credit Union
                  League)(13)
10.24             Agreement and Plan of Merger with Membership Realty Ltd., Inc.
                  and other parties described therein(10)
10.25             Agreement with Stenton Leigh Capital Corp.(10)
10.26 Agreement with Universal Solutions, Inc., Investor Resource Services, Inc. and SMI Capital Corp.(12)
10.27 Amendment No. 1 to Agreement and Plan of Merger with Member-ship Realty Ltd., Inc.(14)
10.28             Agreement with Computer Concepts Corp.(15)
10.29             Agreement and Plan of Merger with Elfworks, Inc.(16)
10.30 Stock Purchase Agreement and Assignments with Administracion de Seguros, S.A.(17)
10.31 Letter of Intent to Purchase and Sell between Jalmark Realty, Inc. and Membership Realty Holding Corp.(19)
10.32 Amendment No. 4 To Agreement and Plan of Merger with Member-ship Realty Ltd., Inc.(20)
10.33             Agreement with JRL Acquisition, Inc.(20)
10.34             Financial Advisory and Consulting  Agreement with  Coleman and
                  Company(20)
10.35 Stock Purchase and Exchange Agreement with American Indemnity Company Limited(21)
10.36             Stock Purchase Agreement with U.S. Mortgage Network Corp.(22)
10.37             Stock Purchase Agreement with Maraval & Associates(22)

10.38             Stock Purchase and Exchange Agreement with American  Indemnity
                  Company Limited and Global RE., Ltd.(23)
10.39             Agreement wit Real Estate Services Network Holding Corp., U.S.
                  Mortgage Network Corp.,Intervest, Inc. and Sidney A. Lewis(24)
10.40             Agreement with Total National Telecommunications, Inc.(25)
10.41             Agreement  with  Global  RE.,  Ltd.  and   American  Indemnity
                  Company, Ltd.(26)
10.42             Stock Purchase Agreement with Southwestern Telecom, Inc.(27)
10.43             Stock  Purchase  Agreement  for   the   purchase  of  NETTouch
                  Communications, Inc. and Common Stock Purchase Warrant(28)
10.44             Note  Purchase  Agreement  with  GFL  Advantage Fund  Limited,
                  Registration Rights Agreement and Promissory Note(28)
16.01             Letter from Samson, Robbins & Associates to the Securities and
                  Exchange Commission(4)
16.02             Letter  from  Grau & Registrant to the Securities and Exchange
                  Commission(6)
16.03             Letter  from  Arthur  Andersen  &  Co.  to the  Securities and
                  Exchange Commission(11)
16.04             Letter  from  Grant  Thornton to the  Securities and  Exchange
                  Commission(18)
27                Financial Data Schedule (Electronic filing only)

(1)Incorporated by reference from the Registrant's Registration Statement, as amended, on Form S-18 filed with the Securities and Exchange Commission on January 27, 1989 and declared effective on February 28, 1989.
(2)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated January 11, 1991.
(3)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated March 4, 1991.
(4)Incorporated by reference to the Registrant's report on Form 8 filed with the Securities and Exchange Commission dated February 27, 1991.
(5)Incorporated by reference to the Registrant's report on Form 10-K filed with the Securities and Exchange Commission dated April 30, 1991.
(6)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated February 6, 1992.
(7)Incorporated by reference to the Registrant's Registration Statement, as amended, on Form S-1 filed with the Securities and Exchange Commission on May 14, 1992 and declared effective on November 12, 1992.

(8)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated January 15, 1993.
(9)Incorporated by reference to the Registrant's report on Form 10-K filed with the Securities and Exchange Commission dated May 5, 1993.
(10)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated April 8, 1994.
(11)Incorporated by reference to the Registrant's report on Form 8-K/A filed with the Securities and Exchange Commission dated January 17, 1994.
(12)Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 23, 1994.
(13)Incorporated by reference to the Registrant's report on Form 10- KSB filed with the Securities and Exchange Commission dated December 31, 1993.
(14)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated April 21, 1994.
(15)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated May 31, 1994.
(16)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated July 19, 1994.
(17)Incorporated by reference to the Registrant's report on Form 10- QSB filed with the Securities and Exchange Commission dated September 20, 1994.
(18)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated September 12, 1994.
(19)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated March 1, 1995.
(20)Incorporated by reference to the Registrant's report on Form 10- QSB filed with the Securities and Exchange Commission dated August 17, 1995.
(21)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated December 21, 1995.
(22)Incorporated by reference to the Registrant's report on Form 10- KSB filed with the Securities and Exchange Commission dated September 30, 1995.
(23)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated December 21, 1995.
(24)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated February 21, 1996.

(24)Incorporated by reference to the Registrant's report on Form 10- QSB filed with the Securities and Exchange Commission dated March 31, 1996.
(25)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated May 28, 1996.
(26)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated June 11, 1996.
(27)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated October 29, 1996.
(28)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated November 8, 1996.

                                   SIGNATURE
                                   ---------

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this twenty first day of January, 1997.

                              TOTAL WORLD TELECOMMUNICATIONS, INC.


                              By:  /s/ Joseph L. Lents
                                 -----------------------------------------------
                                          Joseph L. Lents
                                       Chairman of the Board
                                    and Chief Executive Officer


      In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.


      Signature
      ---------
                              Chairman of the Board,
                              and Chief Executive
/s/ Joseph L. Lents           Officer                  January 21, 1997
------------------------
Joseph L. Lents


/s/ Donald Booth              President and Director   January 21, 1997
------------------------
Donald Booth
                              Vice President, Trea-
                              surer and Chief Finan-
                              cial and Accounting
/s/ Loretta A. Murphy         Officer                  January 21, 1997
------------------------
Loretta A. Murphy

                              Senior Vice President
/s/ C. Denning Loveridge      and Director             January 21, 1997
------------------------
C. Denning Loveridge

                              Vice President/Market-
                              ing/Total World Telecom
/s/ Arnold Salinas            and Director             January 21, 1997
------------------------
Arnold Salinas


/s/ John Loveridge
------------------------
John Loveridge                Director                 January 21, 1997

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS


                      For the Year Ended September 30, 1996







                                    CONTENTS
                                    --------




                                                                    Page
                                                                    ----

  Report of Independent Certified Public Accountants.....         F-2

  Consolidated Financial Statements:

    Consolidated Balance Sheet...........................         F-3  - F-4

    Consolidated Statements of Loss......................         F-5

    Consolidated Statements of Stockholder's Equity......         F-6  - F-7

    Consolidated Statements of Cash Flows................         F-8  - F-9

  Notes to Consolidated Financial Statements.............         F-10 - F-43

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------

To the Stockholders and Board of Directors of Total World Telecommunications, Inc.

We have audited the accompanying consolidated balance sheet of Total World Telecommunications, Inc. (formerly International Standards Group, Limited) and Subsidiaries as of September 30, 1996 and the related consolidated statements of loss, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total World Telecommunications, Inc. and Subsidiaries as of September 30, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, at September 30, 1996 the Company has incurred substantial losses since its inception, and the accompanying consolidated balance sheet reflects an accumulated deficit of $(30,221,374) and a working capital deficiency of $(10,761,404). These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note A. The financial statements do not include any adjustments that might result from the outcome of the foregoing uncertainties.


Millward and Co., CPA's
Fort Lauderdale, Florida
December 30, 1996

                     TOTAL WORLD TELECOMMUNICATIONS, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1996



                                    ASSETS
                                    ------




CURRENT ASSETS:
  Cash and Cash Equivalents                         $ 1,358,414
  Cash - In Trust                                       345,606
  Accounts Receivable,
    net of allowance of $143,629                      8,200,085
  Due from Employees and Related Parties                962,640
  Mortgages Held For Resale                           7,442,385
  Prepaid Expenses and Other Current Assets           1,058,320
                                                    -----------
     Total Current Assets                            19,367,450
                                                    -----------

PROPERTY AND EQUIPMENT, at cost (Net of
  Accumulated Depreciation of $2,092,897)             5,125,832
                                                    -----------

OTHER ASSETS:
  Property and Plant, Held for Resale                 6,179,754
  Goodwill (net of Accumulated
    Amortization of $763,777)                        41,332,087
  Other                                                 998,921
                                                    -----------
                                                     48,510,762
                                                    -----------
     Total assets                                   $73,004,044
                                                    ===========






                The accompanying notes are an integral part of these
                       consolidated financial statements.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                               SEPTEMBER 30, 1996




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:

  Notes Payable and Current
    Portion of Long-Term Debt                       $ 6,594,453
  Warehouse Lines of Credit                           7,864,992
  Accounts Payable                                    9,133,554
  Accrued Expenses and Other Liabilities              3,868,434
  Due for Redemption of Stock                         2,625,000
  Due to Stockholders                                    42,421
                                                    -----------

     Total Current Liabilities                       30,128,854
                                                    -----------

LONG-TERM DEBT                                        2,567,066
                                                    -----------

CREDIT ARISING FROM DISPUTED TRANSACTION              1,500,000
                                                    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.00001 Par Value,
    10,000,000 Shares Authorized,
    1,216,300 Shares Issued and Outstanding                  12
  Common Stock, $.00001 Par Value, 100,000,000
    Shares Authorized, 6,635,525 Shares Issued
    and Outstanding                                          66
  Additional Paid-In Capital                         74,973,115
  Unearned Compensation                              (5,203,695)
  Accumulated Deficit                               (30,221,374)
  Treasury Stock at Cost, 55,933 Shares                (740,000)
                                                    ------------

                                                     38,808,124
                                                    -----------
     Total Liabilities and
       Stockholders' Equity                         $73,004,044
                                                    ===========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS

                                        For the Year Ended
                                           September 30,
                                      1996              1995
                                  -------------    ---------
REVENUES:
  Telecommunications               $15,814,779      $     -
  Real Estate Fees                   4,934,927        3,236,571
  Audit Fees                           835,168          778,515
                                  -------------     -----------
                                    21,584,874        4,015,086
                                  -------------     -----------
COST OF SALES:
  Telecommunications                14,186,355            -
  Real Estate                        4,226,090        2,749,097
  Direct Audit Expenses                670,291          652,432
                                  -------------     -----------
                                    19,082,736        3,401,529
                                  -------------     -----------

GROSS PROFIT                         2,502,138          613,557
                                  -------------     -----------

OPERATING EXPENSES:
  Selling, General and
    Administrative                  10,203,382        3,573,255
  Depreciation and Amortization      1,949,136          552,558
  Write off of Goodwill                703,174          500,000
                                  -------------     -----------
                                    12,855,692        4,625,813
                                  -------------     -----------
  Loss from operations             (10,353,554)      (4,012,256)
                                  -------------     ------------

OTHER INCOME (EXPENSE):
  Rental Income                        292,858          237,128
  Rental Expenses, Including
    Depreciation of $125,358 for
    1996 and $125,021 in 1995         (333,582)        (381,379)
  Interest Expense                    (835,167)        (398,313)
  Interest Income                       39,488            -
  Legal Settlement                       -              (73,000)
  Settlement with Regulatory
     Agencies                         (930,000)           -
  Other Expenses                        (5,140)         (49,754)
                                  -------------     ------------
     Total Other Expense            (1,771,543)        (665,318)
                                  -------------     ------------

NET LOSS                          $(12,125,097)     $(4,677,574)
                                  =============     ============

NET LOSS PER COMMON SHARE         $      (6.31)     $     (4.38)
                                  =============     ============

NUMBER OF SHARES USED
 IN COMPUTATION                      2,371,586        1,080,573
                                  =============     ===========




               Theaccompanying notes are an integral part of these
                       consolidated financial statements.

                     TOTAL WORLD TELECOMMUNICATIONS, INC.
                               AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      PREFERRED STOCK           COMMON STOCK
                                                     ------------------      -----------------      PAID-IN
                                                     SHARES      AMOUNT      SHARES     AMOUNT      CAPITAL
                                                     ------      ------      ------     ------      -------

Balance, September 30, 1994                           73,000  $         1   1,060,900  $    10    $17,937,704

Issuance of Common Stock for Private Placement          -            -          4,500     -            67,500
Issuance of Common Stock Per Reg S, Net of
  Commissions of $47,500                                -            -         43,333     -           277,500
Issuance of Common Stock for Payment of Interest        -            -         28,133     -           163,480
Issuance of Common Stock to Consultants                 -            -         66,667        1        449,999
Amortization of Unearned Compensation                   -            -           -        -              -
Issuance of Common Stock for Legal Fees                 -            -            897     -             6,725
Liquidating Dividends Paid In Cash                      -            -           -        -           (58,400)
Issuance of Common Stock for Purchase
  of Office Condominium                                 -            -         13,333        1         66,009
Proceeds from Issuance of Series F
  Convertible Preferred Stock                          1,050         -           -        -         1,050,000
Net Adjustment for Shares Issued
  for Previous Private Placements                       -            -          2,112     -              -
Common Stock Repurchased and Cancelled                  -            -         (1,667)    -           (25,000)
Net Loss                                                -            -           -        -              -
                                                   ---------  -----------   ----------  ------    -----------

Balance, September 30, 1995                           74,050            1    1,218,208      12     19,935,517

Issuance of Common Stock Per Reg S,
  Net of Commissions of $31,381                         -            -         385,229       4      1,851,362
Issuance of Common Stock for
  Payment of Employee Compensation                      -            -           1,667    -            14,500
Issuance of Common Stock to Consultants                 -            -         162,367       2      1,475,508
Amortization of Unearned Compensation                   -            -            -       -              -
Dividends Paid In Cash                                  -            -            -       -        (3,117,400)
Issuance of Common Stock for Purchase of Land           -            -         294,932       3      1,995,165
Net Proceeds from Issuance of Preferred Shares
  Pursuant to Regulation S
     Series H Convertible Preferred Stock            170,900            2         -       -           763,816
     Series I Convertible Preferred Stock            200,000            2         -       -         1,643,483
     Series J Convertible Preferred Stock            300,000            3         -       -         2,468,497
     Series K Convertible Preferred Stock          1,300,000           13         -       -        10,363,327
Issuance of 137,185 shares of Common Stock
  for Conversion of Series H Preferred Stock        (170,900)          (2)     137,185       1              1
Issuance of 293,841 shares of Common Stock
  for Conversion of Series I Preferred Stock        (200,000)          (2)     293,841       3             (1)
Issuance of 463,063 shares of Common Stock
  for Conversion of Series J Preferred Stock        (300,000)          (3)     463,063       5             (2)
Shares Issued for Acquisition of Total
  World Telecom
     Series M Preferred Stock                        231,000            2         -       -        20,296,498
     Series N Preferred Stock                         66,500         -            -       -         6,583,500
     Series O Preferred Stock                         35,000         -            -       -         3,465,000
     Series P Preferred Stock                        267,501            3         -       -         5,526,048
     Series Q Preferred Stock                        250,000            3         -       -         4,333,322
Commissions Pertaining to Conversion of
  Series Q Preferred Stock                              -            -            -       -             -
Issuance of 714,627 shares of Common Stock
  for Conversion of Series K Preferred Stock        (422,700)          (4)     714,627       7             (3)
Issuance of 443,333 shares of Common Stock
  for Conversion of Series N Preferred Stock         (66,500)        -         443,333       4             (4)
Issuance of 1,188,889 shares of Common Stock
  for Conversion of Series P Preferred Stock        (267,501)          (3)   1,188,889      12             (9)
Issuance of 1,111,109 shares of Common Stock
  for Conversion of Series Q Preferred Stock        (250,000)          (3)   1,111,109      11             (8)
Issuance of 190,000 shares of Common Stock
  for Conversion of Series F Preferred Stock          (1,050)        -         190,000       2             (2)
Net Adjustment for Shares Issued for
  Previous Private Placements                           -            -          35,945    -             -
Issuance of Series G Preferred Stock for
  Acquisition of American Indemnity and
  Conversion into Common Stock and Rescission        233,333            2    2,333,333      23          -
  of AIC acquisition                                (233,333)          (2)  (2,333,333)    (23)         -
Adjustment for Redemption of
  Series M Preferred Stock                              -            -            -                (2,625,000)
Common Stock Repurchased and Cancelled                  -            -          (4,870)   -              -
Net Loss
                                                   ---------  -----------  ----------  -------    -----------
Balance, September 30, 1996                        1,216,300  $        12   6,635,525       66    $74,973,115
                                                   =========  ===========  ==========  =======    ===========



                      The accompanying  notes  are  an  integral  part  of  these consolidated financial statements.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

                                                                  TREASURY STOCK
                                                    UNEARNED    ------------------    ACCUMULATED
                                                  COMPENSATION  SHARES      AMOUNT      DEFICIT        TOTAL
                                                  ------------  ------      ------      -------        -----
Balance, September 30, 1994                         $   -       (55,933)  $(740,000) $ (13,418,703) $ 3,779,012

Issuance of Common Stock for Private Placement          -          -           -              -          67,500
Issuance of Common Stock Per Reg S, Net of
  Commissions of $47,500                                -          -           -              -         277,500
Issuance of Common Stock for Payment of Interest        -          -           -              -         163,480
Issuance of Common Stock to Consultants                 -          -           -              -         450,000
Amortization of Unearned Compensation                (18,750)      -           -              -         (18,750)
Issuance of Common Stock for Legal Fees                 -          -           -              -           6,725
Liquidating Dividends Paid In Cash                      -          -           -              -         (58,400)
Issuance of Common Stock for Purchase
  of Office Condominium                                 -          -           -              -          66,010
Proceeds from Issuance of Series F
  Convertible Preferred Stock                           -          -           -              -       1,050,000
Net Adjustment for Shares Issued
  for Previous Private Placements                       -          -           -              -            -
Common Stock Repurchased and Cancelled                  -          -           -              -         (25,000)
Net Loss                                                -          -           -        (4,677,574)  (4,677,574)
                                                    --------- ----------  ---------- -------------- ------------

Balance, September 30, 1995                          (18,750)   (55,933)   (740,000)   (18,096,277)   1,080,503

Issuance of Common Stock Per Reg S,
  Net of Commissions of $24,781                         -          -          -              -        1,851,366
Issuance of Common Stock for
 Payment of Employee Compensation                       -          -          -              -           14,500
Issuance of Common Stock to Consultants                 -          -          -              -        1,475,510
Amortization of Unearned Compensation                 18,750       -          -              -           18,750
Dividends Paid In Cash                                  -          -          -              -       (3,117,400)
Issuance of Common Stock for Land                       -          -          -              -        1,995,168
Net Proceeds from Issuance of Preferred Shares
  Pursuant to Regulation S
    Series H Convertible Preferred Stock                -          -          -              -          763,818
    Series I Convertible Preferred Stock                -          -          -              -        1,643,485
    Series J Convertible Preferred Stock                -          -          -              -        2,468,500
    Series K Convertible Preferred Stock                -          -          -              -       10,363,340
Issuance of 137,185 shares of Common Stock
  for Conversion of Series H Preferred Stock            -          -          -              -             -
Issuance of 293,841 shares of Common Stock
  for Conversion of Series I Preferred Stock            -          -          -              -             -
Issuance of 463,063 shares of Common Stock
  for Conversion of Series J Preferred Stock            -          -          -              -             -
Shares Issued for Acquisition of Total
  World Telecom
     Series M Preferred Stock                           -          -          -              -       20,296,500
     Series N Preferred Stock                           -          -          -              -        6,583,500
     Series O Preferred Stock                           -          -          -              -        3,465,000
     Series P Preferred Stock                     (5,203,695)      -          -              -          322,356
     Series Q Preferred Stock                           -          -          -              -        4,333,325
Commissions Pertaining to Conversion of
  Series Q Preferred Stock                              -          -          -              -             -
Issuance of 714,627 shares of Common Stock
  for Conversion of Series K Preferred Stock            -          -          -              -             -
Issuance of 443,333 shares of Common Stock
  for Conversion of Series N Preferred Stock            -          -          -              -             -
Issuance of 1,188,889 shares of Common Stock
  for Conversion of Series P Preferred Stock            -          -          -              -             -
Issuance of 1,111,109 shares of Common Stock
  for Conversion of Series Q Preferred Stock            -          -          -              -             -
Issuance of 190,000 shares of Common Stock
  for Conversion of Series F Preferred Stock            -          -          -              -             -
Net Adjustment for Shares Issued for
  Previous Private Placements                           -          -          -              -             -
Issuance of Series G Preferred Stock for
  Acquisition of American Indemnity and                 -          -          -              -             -
  Conversion into Common Stock for Rescission
  of AIC Acquisition                                    -          -          -              -             -
Return of 2,333,333 shares of Common Stock
  for Rescission of AIC Acquisition                     -          -          -              -             -
Adjustment for Redemption of
  Series M Preferred Stock                              -          -          -              -        (2,625,000)
Common Stock Repurchased and Cancelled                  -          -          -              -             -
Net Loss                                                                              (12,125,097)   (12,125,097)
                                                 ------------ ---------- ----------  -------------  -------------

Balance, September 30, 1996                      $(5,203,695)   (55,933) $(740,000)  $(30,221,374)  $ 38,808,124
                                                 ============ ========== ==========  =============  ============


                      The accompanying  notes  are  an  integral  part  of  these consolidated financial statements.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Years Ended
                                                                    September 30,
                                                                1996              1995
                                                            ------------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                    $(12,125,097)     $(4,677,574)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation                                                  500,408          256,394
   Amortization of intangible assets                           1,574,086          421,184
   Write off of goodwill                                         703,174          500,000
   Issuance of common stock for payment of interest                -              163,480
   Issuance of common stock for employee compensation             14,500             -
   Issuance of common stock to consultants                     1,475,510          431,250
   Issuance of common stock for legal fees                         -                6,725
   Issuance of debt for payment of interest                        -               56,250
   (Increase) decrease in accounts receivable                 (1,722,329)         (90,933)
   (Increase) decrease in advances to employees
     and stockholders                                           (773,946)          79,906
   (Increase) decrease in prepaid expenses and
     other current assets                                       (606,576)          56,944
   (Increase) decrease in other assets                          (976,302)         (25,470)
   (Decrease) increase in accounts payable and
     accrued expenses                                          2,049,864          422,774
                                                            ------------      -----------

     Net cash used in operating activities                    (9,886,708)      (2,399,070)
                                                            -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                          (824,052)        (118,183)
                                                            -------------     ------------

     Net proceeds used in investing activities                  (824,052)        (118,183)
                                                            -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable and long-term debt                   -              740,000
  Payments of amounts due to officers                           (669,012)        (202,647)
  Payments of notes payable and
    long-term debt                                            (2,891,937)        (635,912)
  Net proceeds from issuance of stock per Reg S               17,090,511          277,500
  Net proceeds from Issuance of Common Stock                       -               42,500
  Net proceeds from Issuance of Series F
    Convertible Preferred Stock                                    -            1,050,000
  Preferred stock dividends paid                              (2,367,200)         (58,400)
  Proceeds from stock subscriptions receivable                     -            1,500,000
                                                            ------------      -----------

     Net cash provided by financing activities                11,162,362        2,713,041
                                                            ------------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS                            451,602          195,788

CASH RECEIVED IN ACQUISITION OF TWT                              121,575             -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 1,130,843          935,055
                                                            ------------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  1,704,020      $ 1,130,843
                                                            ============      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           TOTAL WORLD TELECOMMUNICATIONS, INC.
                                     AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Years Ended
                                                                    September 30,
                                                                1996              1995
                                                            ------------      -----------
NON-CASH FINANCING ACTIVITIES:

  Issuance of preferred stock for purchase
     of Total World Telecom                                 $ 34,678,325      $      -
                                                            ============      ===========

  Issuance of preferred stock as deferred compensation
     relative to purchase of Total World Telecom            $  5,526,051      $      -
                                                            ============      ===========

  Issuance of common stock for legal fees                   $      -          $     6,725
                                                            ============      ===========

  Issuance of common stock for payment of interest          $      -          $   163,480
                                                            ============      ===========

  Increase in debt in lieu of payment
     of interest expense                                    $      -          $    56,250
                                                            ============      ===========

  Issuance of common stock for consulting fees              $  1,475,510      $   450,000
                                                            ============      ===========

  Dividends accrued on Series M & N Preferred Stock         $    750,200      $
                                                            ============      ===========

  Issuance of Common Stock for payment of
     employee compensation                                  $     14,500      $
                                                            ============      ===========

  Certain of the Company's convertible Preferred
     Stock has been converted to shares of Common
     Stock (see Consolidated Statement of Changes in Stockholders' equity) during the year ended
     September 30, 1996

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid                                             $    691,587      $   164,954
                                                            ============      ===========

NON CASH INVESTING ACTIVITIES:

  Debt incurred and stock issued in connection
     with the purchase of office condominium                $                 $   586,010
                                                            ============      ===========

  Debt incurred and stock issued in connection
     with the purchase of land                              $  2,702,586      $     -
                                                            ============      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

Basis of Presentation
---------------------

Total World Telecommunications, Inc. and subsidiaries (the "Company"), formerly International Standards Group, Limited, was incorporated under the laws of the State of Delaware on October 12, 1988.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Financial Standards Group, Inc., Real Estate Services Network Holding Corporation, and its subsidiaries, and Total National Telecommunications, Inc. from the date of its acquisition, June 12, 1996. Intercompany accounts and transactions have been eliminated in consolidation.

The initial objective of the Company was the establishment of accounting services to assist credit unions and their supervisory committees in performing comprehensive internal or regulatory compliance audits in satisfaction of their statutory requirements. The Company also offers various other auditing, accounting and managerial advisory services to the credit union industry but does not perform audits of financial statements.

On April 21, 1994, the Company acquired all of the outstanding stock of Membership Realty Limited, Inc. and subsequently formed Real Estate Services Network Holding Corp. (RESN). RESN is primarily engaged as a full service commercial and residential real estate brokerage firm which also provides mortgage origination and title services. In connection with the acquisition, the Company assumed a $900,000 note to a then related party (See Notes G and I) which was modified by providing for the conversion of the note into 24,320 shares of the Company's common stock. The excess was amortized on the straight-line method over 60 months. The total cost of the acquisition was $1,285,200, and the transaction is accounted for as a purchase. The cost exceeded the fair value of the net assets of RESN by $1,987,245 (goodwill). At September 30, 1995, the Company reassessed the goodwill and charged operations for an additional $500,000, and at September 30, 1996, because of continued loss and an evaluation of future cash flow, the remaining goodwill in the amount of $703,174 was written off. (See Intangible Assets).
                               -----------------

                     TOTAL WORLD TELECOMMUNICATIONS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------------------

Basis of Presentation (Continued)
---------------------------------

In June 1996, the Company acquired Houston based Total National Telecommunications, Inc. (renamed Total World Telecom, Inc.) a Tier 2 switch-based  interexchange  carrier  that  utilized  digital  and  fiber  optic facilities, with switches located in five major United States cities. TWT through long term contracts provides origination and termination long distance services to Tier 3 and Tier 4 switchless resellers. The Company also provides local communications services including local exchange services, accesses by telephone customers and other carriers to local exchange facilities and long distance services within specific geographical areas. These services are subject to different levels of state and federal regulations. (See Note B - Acquisitions).

On October 11, 1995, the Company's Board of Directors approved an amendment to the certificate of incorporation of the Company to permit the Company to issue up to 100,000,000 shares of common stock, $.00001 par value, and 10,000,000 shares of preferred stock, $.00001 par value, of the Company in order to permit holders of various series of preferred stock and warrants and options to convert their preferred stock or exercise their warrants and options for shares of common stock of the Company.

On October 15, 1996, the Company effected a one-for-fifteen reverse stock split of its outstanding Common Stock. All transactions described herein, and all references to outstanding Common Stock of the Company or rights to acquire Common Stock give effect to such reverse stock split unless otherwise indicated.

Accounting Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------------------

Intangible Assets
-----------------

Intangible assets include goodwill from the acquisition of RESN and a credit union audit practice in California ("the practice"), which represents the excess of the cost of RESN and the practice over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over 60 months. At September 30, 1995 and 1996, the goodwill from the acquisition of RESN was reviewed by the Company and based upon the outcome of such review, the Company has recorded a reduction in the carrying value in the amount of $500,000 in 1995. The Company continues to expand the operation of RESN and increased the number of real estate personnel; however, consideration was given to the change in management of this operation since the acquisition. Accordingly, that portion of the goodwill the Company estimated related to former management has been charged to operations and is included in depreciation and amortization expense in the consolidated statements of loss at September 30, 1995.

In 1996, the Company after implementing its expansion plans incurred continuing losses. Accordingly, the Company determined that the goodwill related to this acquisition was impaired, and in the fourth quarter of the year ended September 30, 1996, the Company recorded an adjustment of $703,174 which, based upon managements' review, was required to adjust the carrying value of the goodwill from the acquisition of RESN.

The result was to increase the net loss during the year-ended September 30, 1996 and 1995 by $.30 and $.46 per share, respectively.

In addition, as a result of the acquisition of Total National Telecom, Inc., the Company has recorded goodwill in the amount of $41,935,955 which is being amortized over a fifteen-year period.

In addition, at September 30, 1996 goodwill includes $95,402 relating to The Financial Group (Note B) and $64,457 to a prior acquisition.

Amortization   expense,   including   amortization   of  deferred   charges  and
organization expense charged to operations for the years ended September 30, 1996 and 1995 amounted to $1,574,086 and $421,184, respectively.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Cash in-trust represents deposits held in escrow for customers. The related escrow liability is included as part of accrued expenses and other liabilities on the consolidated balance sheets.

Property and Equipment
----------------------

Property, machinery, and equipment under capital leases are stated at cost, and property and plant held for resale are stated at the lower of cost or estimated net realizable value and are depreciated over their estimated useful lives on a straight-line basis as follows:
                                                              Useful Life
                                                              -----------

     Building and improvements                                 30  years
     Furniture and fixtures (including software)               3-5 years
     Machinery and equipment                                   5   years

While the property is held for resale, the property is being leased, and during the lease periods, depreciation will continue.

Lower of Cost or Market Basis
-----------------------------

Residential mortgage loans and mortgage backed securities held for sale are reported at the lower of cost or market value for the aggregate of all loans within that category.

Revenue Recognition
-------------------

The Company recognizes fee revenue earned relating to the operations of one of its credit union service subsidiaries as the services are provided. Fees received in advance, if any, are deferred until the services are provided. At September 30, 1996 and 1995, no revenues were required to be deferred.

Revenue and the related costs relating to the Company's long- distance telephone services are recognized on the accrual basis in the period the customer utilizes

                     TOTAL WORLD TELECOMMUNICATIONS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------------------

Revenue Recognition (Continued)
-------------------------------

the Company's service. The
Company bills customers based on information received from its switching network and usage tapes received from long distance carriers. The Company utilizes many of the state certifications of a related party as discussed in Note F.

Marketing Costs
---------------

The Company has entered into various marketing and commission agreements. The costs are expensed as incurred. In addition, the Company has entered into various termination settlement agreements providing for cash payments by the Company to commission agents whereby the Company was relieved of future commissions on certain accounts for mutual releases.

Income Taxes
------------

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires companies to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Pursuant to SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates. The Company adopted SFAS No. 109 in 1993.

Financial Instruments and Concentration of Credit Risk
------------------------------------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company extends credit based on an evaluation of the customer's financial condition, generally (except for mortgages receivable) without requiring collateral.

Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------------------

Financial Instruments and Concentration of Credit Risk (Continued)
------------------------------------------------------------------

In addition, at September 30, 1996 the Company had $422,000, $215,000, and $376,000 including certificates of deposit in three separate financial institutions, of which the excess over $100,000 in each institution is not covered by FDIC insurance and which, therefore, did not limit the Company's amount of credit exposure. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Recent Pronouncements
---------------------

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of." SFAS 121 becomes effective for fiscal years beginning after December 15, 1995 and addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company believes this pronouncement will not have a significant impact on the Company's consolidated financial statements.

In May 1995, the FASB issued Statement No. 122, "Accounting for Mortgage Servicing Rights." SFAS 122 becomes effective for fiscal years beginning after December 15, 1995 and addresses the accounting for transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before adoption of this statement. During the quarter ended December 31, 1995, the Company acquired an entity which provided mortgage services, (prior to this acquisition, the Company was not in the mortgage servicing business), accordingly, the Company expected to implement FAS 122 commencing October 1, 1995; however, the Company terminated this relationship.

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." The accounting requirements of SFAS 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. The Company believes this pronouncement will not have a significant impact on the Company's consolidated financial statements.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

Recent Pronouncements (Continued)
---------------------------------

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers of Servicing of Financial Assets and Extinguishment of Liabilities. FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be prospectively applied. The Company believes that the adoption of SFAS 125 will have no impact on its financial statements.

Net Loss Per Common Share
-------------------------

Net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Preferred stock dividends, of $3,117,400 in 1996 and $58,400 in 1995, have been included in the net loss attributable to common shareholders. The effect of the warrants, options and convertible preferred stock for the year ended September 30, 1996 and the year ended September 30, 1995 have not been included in the computation of net loss per common share, as the effect of their inclusion would be anti-dilutive.

Going Concern Consideration
---------------------------

Since inception, the Company has incurred substantial losses and, as of September 30, 1996, has an accumulated deficit of $30,221,374 and a working capital deficiency of $10,761,404. The Company commenced revenue producing operations in October 1991. A significant amount of the Company's officers' and directors' time has been spent in various financing activities including, but not limited to, raising private placement funds and seeking new acquisitions.

Subsequent to year end, the Company began negotiations for the receipt of additional private placement funds and has raised $17,551,000 through the sale of its preferred stock, a portion of which, $10,409,000, was used to acquire treasury shares. The Company also exercised its option to redeem certain preferred shares, and certain shares issued in connection with the acquisition (see Note L - Subsequent Events). The Company continues to be responsible for dividend payments of approximately $600,000 per month pursuant to an acquisition agreement described in Note B.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------------------

Going Concern Consideration (Continued)
---------------------------------------

The Company plans to achieve profitable operations through its newly acquired long-distance telephone service provider (See Note B). In addition, the Company has made two acquisitions since September 30, 1996 which the Company anticipates will increase profitability. (See Note B.) Management believes that the acquisitions and other activities, coupled with the cost cutting and revenue raising program instituted by its real estate subsidiary, should result in significant improvements in the future.

There can be no assurance that funding will be completed, if the newly acquired entities will be profitable, the cost cutting and revenue raising programs will be effective, or if the Company will not receive further claims similar to those referred to in Note C, items 5) through 10), all of which are necessary to meet the Company's obligations over the next year.

NOTE B - ACQUISITIONS
---------------------

On November 21, 1995, RESN entered into an agreement to purchase all of the voting stock of U.S. Mortgage Network Corp., a Florida corporation ("USM"), and upon consummation of that agreement, USM became a wholly-owned subsidiary of RESN. At the time of the stock purchase, USM conducted a mortgage banking business and was involved in the origination, purchase and sale of residential mortgage loans. On March 14, 1996, the Company and RESN entered into an agreement with USM and its principal stockholders pursuant to which RESN rescinded the stock purchase agreement and returned the voting stock of USM to the principals of USM. Following the consummation of the stock purchase agreement and prior to the consummation of the rescission agreement, upon information and belief, USM allegedly originated and sold defective mortgage loans, violated federal laws relating to the origination of mortgage loans, and converted third party funds and trust funds for its benefit or the direct or indirect benefit of its principals. From time to time, the Company and RESN have been contacted by third parties regarding such parties' relationships with USM, and in some instances, the Company and RESN have been threatened with litigation as a result of their prior indirect and direct ownership of the stock of USM. Accordingly, the Company has made certain settlements and issued notes to three

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

NOTE B - ACQUISITIONS (Continued)
         ------------------------

financial institutions for possible losses in the amount of $191,141, and other incurred losses of approximately $448,000, which includes $300,000 of working capital advances to USM. (See Note G - Debt)

In July 1996, the company acquired all of the shares of The Financial Group, Inc., a recently formed entity in the business of originating and selling residential mortgage loans. The purchase price of approximately $100,000 was charged to goodwill.

On December 21, 1995, the Company and Global RE., LTD consummated a stock purchase and exchange agreement, ("Agreement") subject to certain due diligence procedures pursuant to which the Company acquired all the common stock of American Indemnity Company Limited ("AIC") in exchange for 233,333 shares of the Company's newly authorized Series G Voting Convertible Preferred Stock (the "Preferred Stock") and options to purchase a total of 44,444 shares of Common Stock of the Company. On April 6, 1996, the purchase and exchange agreement was closed out of escrow, and 155,556 restricted shares of the Company's Common Stock were issued in conversion of the preferred stock. Thereafter, on June 11, 1996, the company, Global RE., Ltd. and AIC entered into an agreement pursuant to which the Company exchanged with Global RE., Ltd. its capital stock interest in AIC in return for the Company's securities previously received by Global RE., Ltd. as part of the acquisition of AIC by the Company in December 1995. This separation was based on the determination by respective managements of the incompatibilities of operations and limitation of the Company's management to exercise sufficient oversight of AIC's officers. In addition, the parties agreed to exchange reciprocal options to purchase 200,000 shares of Common Stock of the Company and 3,000,000 shares of capital stock of AIC in addition to certain supplemental rights. At June 30, 1996, the Company had cancelled these previously outstanding shares. The Company has incurred losses based on advances relating to this aborted acquisition in the amount of $110,793.

On June 12, 1996, the Company consummated an Agreement and Plan of Reorganization dated May 28, 1996 for the acquisition of all of the outstanding capital stock of Total National Telecommunications, Inc. (d/b/a Total World Telecom). Pursuant to the terms of the stock exchange, the shareholders of TWT received shares of newly created Series M and Series N preferred stock of the Company which are convertible into 1,983,333 shares of Common Stock of the Company. The Series M and Series N Preferred Stock, established pursuant to the exchange, carry a cumulative dividend of 2.7% per month of the stated value of the preferred stock which the Company is required to pay until such time as the

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

NOTE B - ACQUISITIONS (Continued)
         ------------------------

Company's Registration Statement (after which the former TWT shareholders have agreed not to sell more than 5% of their shares per month) relating to resale of certain of the shares of Common Stock underlying the Series of Preferred Stock is registered under the Securities Act of 1933. At the time the Agreement and Plan of Reorganization was consummated on June 12, 1996, the Company also issued 35,000 shares of Series O Preferred Stock for employee compensation for past service costs which are convertible into 233,333 shares of Common Stock of the Company. The Company also issued 267,501 shares of Series P Preferred Stock convertible into 1,188,889 shares of Common Stock representing shares issued in connection with future services. Certain consultants received 250,000 shares of Series Q Preferred Stock which are convertible into 1,111,109 shares of Common Stock of the Company. Such shares have been valued at the fair market value less $2,625,000 (redemption referred to in Note K) which has been accrued and is included in current liabilities, and have been charged (except for Series O and P), to the cost of the acquisition. The Series O, Series P and Series Q Preferred Stock have no registration rights. During the year ended September 30, 1996, the Company paid $3,059,000 in cash dividends pursuant to the agreement. The Company has continued to pay dividends subsequent to September 30, 1996.

The acquisition costs consisted of the following:

  Series M Preferred Stock (231,000 shares)(a)                 $20,296,500
  Series N Preferred Stock (66,500 shares)(a)                    6,583,500
  Series O Preferred Stock (35,000 shares)(a)                    3,465,000
  Series Q Preferred Stock (250,000 shares)(b)                   4,333,325
                                                               -----------
     Purchase Price                                            $34,678,325
     Liabilities in excess of net assets acquired                7,257,630
                                                               -----------
     Excess purchase price over
       net liabilities (goodwill)                              $41,935,955
                                                               ===========

(a) Based on the guaranteed registration rights including the 2.7% monthly dividend to the M and N shareholders, the shares have been valued assuming conversion at the quoted market price.
(b) Represents the fair value of preferred stock issued to consultants, including 20,000 shares to the TWT President, in connection with the acquisition assuming conversion into restricted common shares. Such shares were originally convertible into common shares based on performance criteria. The performance criteria was waived in September 1996 and the preferred shares were converted to common. The valuation at the fair value was based on the date the performance criteria was waived.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

NOTE B - ACQUISITIONS (Continued)
         ------------------------

In connection with this transaction, the Company issued 267,501 shares of Series P Preferred Stock for future services of which 100,000 have not been allocated and are held in trust by TWT's president. Such shares were allocated in December 1996, and there will be a charge to operations during the quarter ended December 31, 1996, based on the then quoted market price of converted common shares in accordance with FASB 123. The remaining 167,501 preferred shares issued to TWT's president have been valued assuming conversion at the fair market value ($5,526,048), and the deferred compensation has been treated as a reduction of stockholders' equity and is being amortized over a five-year period. Amortization charged to operations in 1996 aggregated $322,356.

The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition which approximated the historical cost. The excess of the purchase price over the fair values of the net assets acquired was $41,935,955 and has been recorded as goodwill, which is being amortized on a straight line basis over 15 years. The amount of goodwill amortization related to this transaction for the year ended September 30, 1996 was $731,163.

The following are the net liabilities acquired:

      Notes payable                       $(9,132,605)
      Accounts payable and
       other liabilities                   (8,635,694)
      Current Assets
       primarily receivables                6,951,579
      Fixed Assets                          3,559,090
                                          ------------

                                          $(7,257,630)
                                          ============

The following unaudited pro forma information for the years ended September 30, 1996 and September 30, 1995 have been prepared to reflect the acquisition of TWT as if it had occurred on October 1, 1994. The pro forma financial information set forth below is unaudited and not necessarily indicative of the results that would actually have occurred if the transactions had been consummated as of that date or the results which may be obtained in the future.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE B - ACQUISITIONS (Continued)
         ------------------------

                                     Year Ended September 30,
                                   ---------------------------
                                        1996          1995
                                        ----          ----

Net revenues                       $ 59,672,873    $31,328,628
Net loss                           $(18,185,457)   $(7,748,490)
Net loss per common share          $      (7.67)   $     (8.55)

(a) The net loss gives effect to the amortization of goodwill and a charge to operations in connection with Series P Preferred Stock for past services. The net loss per common share gives effect to the preferred stock dividends for the Series M and Series N in each of the periods. The calculation of net loss per common share does not give effect for the conversion of preferred shares to common as such conversion would be anti-dilutive.


NOTE C - INVESTMENT IN MORTGAGES HELD FOR RESALE
         ---------------------------------------

In connection with the aborted acquisition of U.S. Mortgage (see Note B-Acquisitions), the Company acquired single family mortgage loans receivable collateralized by the underlying property as a result of assuming a liability for mortgage warehousing notes payable with a bank. The Company recorded losses of $148,000 based on the difference between the receivable and payable. Balances at September 30, 1996 of these receivables and the warehouse line were $7,442,485 and $7,423,381, respectively, and includes accounts from and due an employee in the approximate amount of $450,000. The Company has a warehouse line commitment of $12,000,000.

The Company is also the guarantor of debt aggregating approximately $1,300,000 which is collateralized by mortgages receivable. The Company is responsible if there is a default in the payment, and it is determined that the loan origination applications and documents were fraudulent. The Company is negotiating for additional mortgages which may have to be assumed; however, the Company believes it can prepare these mortgages for resale at which time the Company expects to be relieved of its guarantee.

                     TOTAL WORLD TELECOMMUNICATIONS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996


NOTE D - PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

The following is a summary of plant and equipment, at cost, less accumulated depreciation and amortization at September 30, 1996:

     Building and fixtures                      $1,057,556
     Furniture and fixtures                        500,492
     Equipment                                   5,126,010
     Leasehold improvements                        332,428
                                                ----------
                                                 7,016,486
     Less:  accumulated depreciation             2,092,897
                                                ----------

          Total                                 $4,923,589
                                                ==========

The following is a summary of property and plant, held for resale, less accumulated depreciation at September 30, 1996:

     Land - Eau Gallie (b)                      $2,702,586
     Land - Mount Vernon (a)                       453,121
     Building - Mount Vernon (a)                 3,750,671
                                                ----------
                                                 6,906,378
     Less:  accumulated depreciation (a)           726,624
                                                ----------
          Total                                 $6,179,754
                                                ==========

(a) While the Company negotiates with potential buyers of the property, the Mount Vernon commercial building is being leased. Leases are generally on a month-to-month basis. Rental income of $292,858 was recognized for the year ended September 30, 1996, and $237,138 was recognized for the year ended September 30, 1995 in the accompanying consolidated statements of loss. Future minimum rental income on noncancellable operating leases that are not on a month-to- month basis is as follows:

          Year                                   Amount
          ----                                   ------

          1997                                  $132,400
          1998                                    65,400
          1999                                    65,400
          2000                                    65,400
          2001                                    65,400
                                                --------
                                                $394,000
                                                ========

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE D - PROPERTY, PLANT AND EQUIPMENT (Continued)
         -----------------------------------------

      Depreciation expense for the years ended September 30, 1996 and September 30, 1995 amounted to $500,409 and $256,394, respectively.

(b) During fiscal 1996, RESN acquired 29.63 acres of undeveloped land in Melbourne, Florida. Currently,the property is zoned for commercial use. The property was acquired from a stockholder who had previously purchased the property from Mr. D.E. Loveridge, Trustee. Mr. D.E. Loveridge is the father of Messrs. John and C. Denning Loveridge, directors of the Company. The purchase price of $2,702,586 was paid by the issuance of 294,932 shares of the Company's Common Stock and the assumption of a $707,450 note payable to the Florida Conference of the Seventh Day Adventists. The note provides for payment of interest only at 9 1/2% and matures at May 2001. Through a joint venture, RESN plans to develop the land for commercial use and eventual sale.

NOTE E - INCOME TAXES
         ------------

To date, the Company has incurred tax operating losses and, therefore, has generated no income tax liabilities. As of September 30, 1996, the Company has generated net operating loss carryforwards totalling approximately $27,144,000 which are available to offset future taxable income, if any, through 2011. As the utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

These operating losses may be limited to the extent an "ownership change" occurs. (See Note K.)

Included in the $27,144,000 net operating loss carryforwards indicated above are approximately $700,000 of carryforwards of the acquired subsidiary, RESN (see Note A), and $3,500,000 of the acquired subsidiary TWT, which are subject to annual limitations of approximately $120,000 for RESN and $2,400,000 for TWT, respectively due to changes in ownership. This portion of the carryforward losses may only be utilized towards taxable income of the acquired entities. To the extent the Company realizes income tax benefits of pre-acquisition operating loss carryforwards, a prior period adjustment to goodwill and related amortization will be reported.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE E - INCOME TAXES (Continued)
         ------------------------

The net operating loss carryforwards are scheduled to expire as follows:

     Expiration Date
     ---------------

          2005                                  $   587,000
          2006                                    1,500,000
          2007                                    1,800,000
          2008                                    3,200,000
          2009                                    6,000,000
          2010                                    4,677,000
          2011                                    9,380,000
                                                -----------
                                                $27,144,000
                                                ===========

The components of the net deferred assets as of September 30, 1996 are as follows:

     Deferred Tax Asset
          Depreciation and Amortization         $    50,270
          Provisions for obligations and
          contingencies to be settled
          in future periods                         530,000
          Other                                      54,000
          Net operating loss carryforward         9,500,400
                                                -----------
                                                $10,134,670

     Valuation allowance                        (10,134,670)
                                                -----------
     Net deferred tax                           $    -
                                                ===========

                                            1996          1995
                                            ----          ----
     U.S. Federal statutory rate
       of tax                                34%           34%
     State Income Taxes                       -             -
     Operating losses with no
       current tax benefit                  (34)          (34)
                                           -----         -----

     Effective Tax Rate                      0%            0%
                                           =====         ====

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE F - RELATED PARTY TRANSACTIONS
         --------------------------

(a) Due from Employees and Related Parties include the following representing advances made by the Company:

          Advances to employees (net of
            allowance of $6,000)                $  162,126
          Due from N'Touch (See Note L)             80,000
          Due from TRI (See Note L)                 25,000
          Due from Director (d)                    127,645
                                                ----------
                                                   394,771
          Due from Heartline, Inc.                 567,869
                                                ----------
                                                $  962,640
                                                ==========

      Heartline, Inc. is a billing and collection agency for all amounts billed through Southwestern Bell. Heartline, Inc. is solely owned by the father of the President of the Company. As of September 30, 1996, a balance of $567,869 was due from Heartline, Inc. representing billing services. Total billing revenue totalled $1,254,838. During the period, the related party earned commissions of $21,257. Advances do not incur any interest or finance charges.

(b)   "Due to Stockholders" includes the following at September 30, 1996:

          Advances to fund operations from the
            the Company's chairman/stockholder,
            due on demand, bearing interest
            at 10.75%                           $    20,000

          Due to other related parties               22,421
                                                -----------
                                                $    42,421
                                                ===========

(c) Included in Accrued Expenses and Other Liabilities is $168,000 represent-ing preferred dividends payable to the Company President's Related Family Trusts.

(d)   See Note D relating to land purchase from a Director.

(e)   See Note C for mortgages held for resale.

(f)   Included  in  other  non-current   assets  is  a  $450,000  advance  to  a
      shareholder relating to future equity funding.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

NOTE F - RELATED PARTY TRANSACTIONS (Continued)
         --------------------------------------

The following is a detail schedule of transactions with respect to advances to fund operations from the Company's chairman/stockholder for the year ended September 30, 1996 and 1995:

                                     1996            1995
                                     ----            ----

     Beginning balance            $  467,940      $  525,541
     Accrued interest                 33,360          45,052
     Advances to Company             139,798         140,000
     Accrued salary and bonus         47,916          72,520
     Reimbursement by Company of
       stockholder costs            (261,514)        (86,040)
     Payments to stockholder        (407,500)       (229,133)
                                  ----------      ----------
     Ending balance,
       September 30, 1996         $   20,000      $  467,940
                                  ==========      ==========

In 1992, the Company entered into an agreement with a professional corporation and its principals, who are also stockholders of the Company, providing for payment to the Company in exchange for the referral of services outside the Company's scope of practice. This agreement was cancelled, and a portion ($17,000) of a $150,000 advance was repaid, which the stockholder assumed in 1993, leaving a balance of $133,000 at September 30, 1995. Interest expense incurred with the above-related parties was $33,360 and $45,053 for the years ended September 30, 1996 and 1995, respectively.

NOTE G - DEBT
         ----

Debt consists of the following at September 30, 1996:

   Advanced payment liability (a)               $ 4,301,269

   Note payable to a trust due June 30,
     1996, bearing interest at 10% with
     a further option to extend the
     maturity to December 31, 1996,
     bearing interest at 15% and is
     convertible into 25,500 shares of
     the Company's common stock (a)                 956,250

   Mortgage payable at 11% due in
     installments of principal and
     interest of $3,573.04 through
     March 18, 1999, collateralized
     by first mortgage on condominium
     building (b)                                   329,475

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE G - DEBT (Continued)
         ----------------

   Note payable to third party at 9 3/4%
     due in installments of interest only
     of $5,748.04 through April 1, 2001
     on which date the entire principal
     balance shall be due                           707,450

   Bank installment note at 10% due in
     installments of principal and
     interest of $9,659 through December
     11, 2001, collateralized by
     land and building held for sale                477,755

   Note payable to three banks in
     connection with the U.S. Mortgage
     acquisition.  See Notes B and C.               191,141
                                                -----------
                                                  6,963,340
   Less: current portion                         (5,526,664)
                                                -----------

                                                $ 1,436,676
                                                ===========

At September 30, 1996, principal payments required during the next five years and thereafter are as follows:

     For the Year Ended
        September 30,                             Amount

            1997                                $ 5,574,895
            1998                                    123,876
            1999                                    322,688
            2000                                     91,000
            2001                                    729,950
            Thereafter                              120,931
                                                -----------

                                                $ 6,963,340
                                                ===========

(a)   Advanced Payment Liability
      --------------------------

      The Company has entered into a billing and management services agreement that provides for the Company processing services for the billing and collection of the Company's qualified telecommunications services. The provider has also entered into an advanced payment agreement whereby the

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE G - DEBT (Continued)
         ----------------

      Company amount they processed net of services charged and fees will be assigned and sold to them with recourse. Advances to the Company are 70% of eligible receivables, as defined. At September 30, 1996, $4,301,269 was outstanding pursuant to the credit line. The service charge (interest) for this credit line is 4% of the prime rate as defined.

      During 1995, the Company negotiated an agreement with the two former owners of RESN (see Note A) for the termination of their employment contracts. Such agreement provided for the renegotiation of a note payable in the amount of $956,250, the purchase of an office condominium situated in Boca Raton, Florida occupied by a wholly-owned subsidiary of the Company in exchange for the issuance of 200,000 of the Company's shares valued at $66,010, mortgages aggregating $520,000, $50,000 cash and the payment of $20,000 to each.


(b)   Capital Leases
      --------------

      The Company leases its computer, telephone and switching equipment under various capital leases expiring on various dates through 2001. At September 30, 1996, the gross amount of computer, telephone and switching equipment and related accumulated amortization recorded under capital leases were as follows:

     Switching equipment                        $ 3,153,023
     Computer                                       392,192
     Telephone                                      113,857
     Less: accumulated amortization              (1,252,697)
                                                ------------
                                                $ 2,406,375
                                                ===========

      Amortization of assets held under capital leases is included with depreciation expense. At September 30, 1996, minimum future lease payments under capital leases and noncancelable operating leases were as follows:

     For the Year Ended
       September 30,
     ------------------

            1997                                  1,226,692
            1998                                    732,291
            1999                                    437,805
            2000                                     53,880
            2001                                      -
                                                  -----------
     Total minimum future lease payments        $ 2,450,668

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE G - DEBT (Continued)



     Less amount representing interest (at
        rates ranging from 9.0% to 14.5%)           252,488
                                                -----------
     Present value of net minimum capital
        lease payments                            2,198,180

     Less current installments of
        obligations under capital leases         (1,067,789)
                                                -----------
          Obligation under capital leases,
           excluding current installments       $ 1,130,391
                                                ===========

      The carrying value of capital leases approximates fair market value.

      The following is a summary of the aforementioned:

                          Total       Current     Long-Term
                          -----       -------     ---------

     Debt               $6,963,340   $5,526,664   $1,436,676
     Capitalized
       Leases            2,198,179    1,067,789    1,130,390
                        ----------   ----------   ----------

          Total         $9,161,519   $6,594,453   $2,567,066
                        ==========   ==========   ==========


NOTE H - ACCRUED EXPENSES AND OTHER LIABILITIES
         --------------------------------------

     Liability for settlements with
       government agencies (See Note I)         $ 1,515,000
     Preferred stock dividends payable
       (Note B)                                     750,200
     Marketing settlements payable (Note A)         732,000
     Taxes, other than income                       409,403
     Escrowed liabilities                           345,606
     Other liabilities                              116,225
                                                -----------
                                                $ 3,868,434
                                                ===========
                                      F-29

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE I - CONTINGENCIES
         -------------

(1) On February 2, 1995, the Company was named as defendant in a lawsuit brought in Supreme Court of the State of New York for the County of New York in a case styled MORGAN STANLEY & CO. INCORPORATED V. INTERNATIONAL STANDARDS GROUP, INC. Morgan Stanley & Co. Incorporated ("Morgan Stanley") was seeking to recover purported damages, or, in the alternative, was seeking rescission relative to its purchase from the Company of certain counterfeit bonds sold to Morgan Stanley by the Company following affirmation by Morgan Stanley that such bonds had been authenticated by Morgan Stanley. Morgan Stanley sought judgment against the Company for an amount in excess of $3,870,000, together with costs, predicated on counts of breach of warranty, breach of contract, unjust enrichment and mistake of fact.

      Thereafter, the Company initiated litigation against Morgan Stanley, Virginia de Cristoforo, Robert Isbitts, Administracion de Seguros, S.A. ("de Seguros"), Consorcio de Seguros Polaris, S.A. and Michael E. Zapetis in the United States District Court for the Southern District of Florida. The suit claimed federal and state securities law and common law fraud, negligence and other breaches by the parties in connection with the issuance of invalid Bearer Bank Bonds purportedly issued by the Banco Central de Venezuela in consideration for the acquisition of a controlling interest in the Company by de Seguros which subsequently was rescinded by the Company.

      On October 29, 1996, the litigation was settled to the mutual satisfaction of the parties. The terms of the settlement are not expected to adversely affect the Company's operating results for any fiscal year. Pursuant to the agreement among the parties, the terms of the settlement are deemed to be confidential. Included in the settlement, however, is a reduction of $1,500,000 in 1997 of the Credit Arising from Disputed Transactions.

(2) On July 16, 1996, the Company's subsidiary entered into an agreement to purchase all of the voting stock of The Financial Group ("TFG") from its shareholders ("Shareholders"), and upon consummation of that agreement, TFG became a wholly-owned subsidiary of the Company. At the time of purchase, TFG conducted a mortgage banking business and was involved in

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE I - CONTINGENCIES (Continued)
         -------------------------

      the origination, purchase and sale of residential mortgage loans. TFG presently continues to operate a mortgage banking business. As part of the stock purchase transaction, TFG entered into an agreement with the
      Shareholders to allow them to operate a net branch and originate residential mortgage loans under TFG's regulatory licenses and approvals. On December 17, 1996, TFG received a letter from counsel to the Shareholders which alleged numerous breaches, defaults and misrepresentations by the Company in connection with the net branch operation. The Shareholders have proposed a compromise pursuant to which the Company would pay approximately $6,400 of accounting fees and computer conversion costs allegedly incurred by the Shareholders, waive prior advances to the Shareholders in the amount of approximately $12,000, and the parties would execute mutual releases of all obligations between the parties. The Company disputes those allegations and intends to vigorously defend against these claims.

      On July 1, 1995, the Company executed a Convertible Promissory Note in the original principal amount of $956,250 (which included as a liability the Company's balance sheet) in favor of Christian E. Carlsen, as Trustee under a Land Trust Agreement dated September 19, 1992 ("Carlsen"). The Carlsen Note matured on December 31, 1996, and remains unpaid. On January 6, 1997, the Company received written Notice of default from Carlsen as to the payment of principal and interest. The Company is evaluating certain of the circumstances concerning the initial incurrence of the obligation in connection with the Company's 1994 acquisition of Membership Realty Limited, Inc. and expects to commence negotiations concerning the Carlsen Note with Carlsen in the proximate future. (See Note A.) In the absence of settlement, the Company expects Carlsen to file suit to collect on the Carlsen Note.

(3) On or about October 2, 1996, Jalmark Realty, Inc., an involuntarily dissolved Florida Corporation, and Jalmark East Realty, Inc., a Florida corporation, filed a Complaint against the Company, Real Estate Services Network Holding Corp., its subsidiary and Mr. Francesco Morello, an officer of the latter. The suit relates to an alleged breach of a 1995 agreement pursuant to which RESN had allegedly agreed to purchase the real estate

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

NOTE I - CONTINGENCIES (Continued)
         -------------------------

      brokerage business of Jalmark Realty, Inc. for $250,000. In addition to the breach of contract count, the Complaint alleges numerous other counts, including, but not limited to, for fraudulent misrepresentations, tortious interference with business relationship, defamation and violations of Florida real estate laws. The Plaintiffs have alleged damages in excess of $15,000, exclusive of interest and costs, and have reserved the right to amend the Complaint to seek punitive damages. The Defendants have filed a motion to dismiss the Complaint for failure to state a cause of action. The motions to dismiss are set for hearing in early February 1997. At the present time, no discovery has been conducted in this case.

(4) A case was filed on January 11, 1996 by the Addison Terry Company, a business brokering firm, against Total National Telecommunications Inc.
      (TNT). The plaintiff claims in this lawsuit that it is owed a brokerage fee of $95,000 for the services it provided in connection with possible financing for TNT. TNT signed a commitment letter, but no final agreement was reached, and no financing was obtained. The plaintiff claims, however, that it is entitled to its brokerage fee due to the signing of the commitment letter. The plaintiff sues for the brokerage fee, attorneys' fees, pre-judgment interest, post-judgment interest and costs of suit. TNT denies that the brokerage fee is owed and intends to defend itself against the plaintiff's claim. Further TNT has filed counterclaims against the plaintiff asserting causes of action for breach of contract, breach of fiduciary duty, negligence, negligent misrepresentation and violation of the Texas Deceptive Trade Practices Act. TNT seeks to recover actual damages in the total amount of $165,000, exemplary damages, pre-judgment and post-judgment interest, attorneys' fees and costs of suit. The case is currently in the discovery stage, and the parties have jointly moved for a continuance of the January 6, 1997 trial date.

The following matters (items 5, 6, 7 and 8) aggregating $880,000 have been charged to operations during the year ended September 30, 1996 and are included in accrued expenses and other liabilities.

(5) On June 20, 1996, the Federal Communications Commission ("FCC") issued a Notice of Apparent Liability proposing to assess a forfeiture against the Company in the amount of $200,000 for unauthorized conversion of five long distance customer accounts.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

NOTE I - CONTINGENCIES (Continued)
         -------------------------

      The Company filed a Response with the FCC on July 29, 1996 arguing that the proposed forfeiture amount be reduced. While the FCC is presently in the process of reviewing the Company's Response, the Company is exploring the possibility of a settlement with the FCC regarding this matter. At September 30, 1996, the Company has accrued $200,000 relating to this matter.

(6) In July 1996, a civil action was filed against Heartline Communications, Inc. by the Attorney General in the State of New York. Negotiations have proceeded, and it is estimated the monetary exposure in this matter to be approximately $100,000, which the Company has accrued at September 30, 1996.

(7) In June 1996, a civil action was filed by the Middlesex County Office of Consumer Affairs in New Jersey. This has not been consolidated with an action by the Office of the Attorney General of New Jersey. Negotiations are ongoing in this, and it is anticipated that the monetary settlement range here will be near $80,000, which has been accrued.

(8) On August 30, 1996, an administrative subpoena was issued by the Orange County District Attorney's ("OCDA") office requesting information regarding the marketing of telecommunication services in California by Heartline and TWT. Although a formal proceeding has not been instituted, the OCDA asserts that Heartline/TWT may have violated Business and Professions Code sections 17200 and 17500. These code sections provide for civil penalties for unlawful and unfair business practices and false or misleading advertising. By letter dated December 11, 1996, the OCDA demanded in excess of $1,000,000 in return for resolving the matter without litigation. Counsel believes the OCDA's demand exceeds any reasonable estimate of Heartline/TWT's liability, and has been instructed by TWT to vigorously defend the Company against these claims while continuing to explore a reasonable settlement. The Company has charged operations for $500,000 which has been accrued at September 30, 1996.

(9) On April 10, 1996, the California Public Utilities Commission ("Commission") issued an Order Instituting Investigation into the operations of Heartline, Total National Telecommunications, Inc. ("TNT") d/b/a Total World Telecom ("TWT") and their affiliates alleging that
      Heartline/TWT had violated regulations governing how long distance telephone customers are switched from one interexchange carrier to another.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE I - CONTINGENCIES (Continued)
         -------------------------

      On August 13, Heartline/TWT and Commission staff entered into a settlement agreement to resolve the disputes among them and to settle and forever dispose of all issues raised. The settlement agreement was approved by the Commission on December 9, 1996. Pursuant to the settlement agreement, TWT is prohibited from offering retail long distance service in California for a period of forty months. In addition, TWT is required to pay $35,000 to the Commission's general fund and refund $20.00 to all customers whose long distance telephone service was allegedly switched to TWT/Heartline without proper authorization. These customers may also seek additional restitution through arbitration. While the exact amount of TWT's exposure as a result of the settlement agreement is unknown at this time, the Company has accrued $635,000 for this matter which adjusted the amounts of liabilities assumed during the TNT acquisition.

(10) In June of 1996, a Class Action Complaint was filed in Cook County, Illinois against Heartline Communications, Inc. and several other defendants. This action was dismissed by the judge on November 26, 1996. The plaintiffs had until December 24, 1996 to refile their petition; however, as of this date, Heartline has not been notified of any refiling.

The Company is subject to various regulations of local, state and federal governments and cannot determine if further claims similar to those described in items (5) through (10) will be made. If other charges are made, the Company cannot presently determine the results of such charges which may include fines and restrictions on its business.

See also Notes B and C for information relating to mortgages.

NOTE J - COMMITMENTS
         -----------

Lease Commitments
-----------------

The Company leases offices, office equipment and autos under operating leases. The following schedule summarizes future minimum lease payments required under noncancelable operating leases entered into as of September 30, 1996.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE J - COMMITMENTS (Continued)
         -----------------------

               Year                          Amount
               ----                          ------

               1997                        $   814,000
               1998                            658,000
               1999                            413,000
               2000                            222,000
               2001                            154,000
               Thereafter                        -
                                           -----------

                                           $ 2,261,000
                                           ===========

Lease expense amounted to approximately $218,000 for the year ended September 30, 1996 and $256,000 for the year ended September 30, 1995.

Most of the Company's leases contain renewal options, and some contain escalation clauses which require payments of additional rent to the extent of increases in related operating costs. One of the Company's leases includes certain rent concessions and scheduled base rent increases over the term of the lease. The total amount of the base rent payments before concessions is being charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred liability to reflect the excess of rental expenses in excess of rental payments since the inception of the lease.

NOTE K - STOCKHOLDERS' EQUITY
         --------------------

Private Placements - Common Shares
----------------------------------

During 1995, the Company sold 4,500 shares of its common stock for net proceeds totalling $67,500.

During 1996 and 1995, the Company issued 385,229 and 43,333 restricted shares, respectively, of its common stock pursuant to Regulation S as exempt from the registration provisions under the 1933 Securities Act and received net proceeds of $1,851,368 and $277,500, respectively, as a result.

                     TOTAL WORLD TELECOMMUNICATIONS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996


NOTE K - STOCKHOLDERS' EQUITY (Continued)
         --------------------------------

Private Placements - Preferred Shares
-------------------------------------

As of September 30, 1995, the Company received proceeds of $1,050,000 for payment on a promissory note and recorded the issuance of 1,050 shares of the Company's Series F Convertible Preferred Stock. The Company recorded the issuance of the stock at its par value. On December 2, 1995, the Company converted the preferred stock and issued 190,000 shares of the Company's common stock. No additional Series F Preferred Shares were issued.

During the year ended September 30, 1996, the Company sold 170,900, 200,000 and 300,000 shares of Series H, I and J convertible preferred stock, respectively, at $10.00 per share for aggregate net proceeds after commissions of $4,875,803. All of these preferred shares were converted into 894,089 shares of common stock.

In 1996, the Company sold 1,300,000 shares of Series K convertible preferred shares at $10.00 per share and received $10,363,340 net of commissions and expenses of $2,636,660. During the year ended September 30, 1996, 422,700 shares of the Series K shares were converted into 714,627 common shares. Subsequent to September 30, 1996, an additional 852,300 Series K preferred shares were converted into 1,757,876 common shares. At December 31, 1996, 25,000 Series K preferred shares were outstanding and are convertible into 54,668 common shares.

These preferred shares were sold pursuant to Regulation S as exempt from the registration provisions under the Securities Act of 1933.

See Note B for information related to the issuances of Series M, N, O, P and Q shares of preferred stock in connection with the acquisition of Total National Telecommunications. Series N, P and Q were converted into 2,743,331 common shares.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE K - STOCKHOLDERS' EQUITY (Continued)
         --------------------------------

The following summarizes the various series of preferred shares outstanding at September 30, 1996:
                                                Number of
                                              Common Shares
                            Number of           Into Which
                        Preferred Shares        Convertible
                        ----------------      --------------

   Series A                   73,000               730,000
   Series K                  877,300             1,812,544
   Series M                  231,000             1,539,999
   Series O                   35,000               443,333
                           ---------             ---------
                           1,216,300             4,525,876
                           =========             =========

See Subsequent Events Note L for additional preferred stock offerings.


Other Stock Issuances
---------------------

In August and June 1995, the Company entered into two consulting agreements issuing as compensation an aggregate of 66,667 shares of its restricted common stock. The Company calculated the compensation expense of $450,000 by taking the fair value of the restricted shares issued on the dates of the Board of Directors approved such agreements and recorded $18,750 as deferred compensation. In determining such value, the Company took into consideration the trading restrictions and the financial condition of the Company at the time.

In April and June 1995, the Company entered into two 90-day promissory notes, each in the amount of $345,000 and each requiring issuance of 13,333 shares of the Company's common stock. During the year ended September 30, 1995, the Company recorded $163,480 of interest expense relating to the promissory notes, calculated by valuing the 26,666 shares at the time the promissory notes were entered into and an additional 1,467 shares when the note became delinquent, at their fair value. In determining such value, the Company took into consideration the trading restrictions and the financial condition of the Company at the time. (See Note E.)

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

NOTE K - STOCKHOLDERS' EQUITY (Continued)
         --------------------------------

In June 1995, the Company purchased an office condominium from the former owner of MRL. (See Note E for further disclosure.) As part of the consideration for such purchase, the Company issued 13,333 shares of the Company's restricted common stock. The $66,010 value of the shares issued was calculated by valuing such shares based on the fair value at the date of purchase.

During 1996, the Company issued 162,367 common shares for various financial consulting services. Consulting costs of $1,475,510 were charged based on the fair market value of the shares, of which $483,513 is included in prepaid expenses after amortization of $71,702 and the remaining amount is included in operations during the year ended September 30, 1996. 1,667 shares were issued to an officer for compensation, and $14,500 was charged to operations based on the quoted market value at the date of issuance.

As described in Note D, the Company acquired land in exchange for cash and 294,932 common shares. The shares have been valued at an estimated fair market value of approximately $1,995,165.

Stock Options and Warrants
--------------------------

Stock Options
-------------

The Company periodically grants stock options to directors, employees and consultants. The terms of the options granted are established by the Board of Directors. Options granted pursuant to this program are as follows:

                                                       Option Price
                                 Number of Shares       Per Share
                                 ----------------       ---------

Outstanding-October 1, 1994         498,829 (a)      $ 7.50 - 38.40
  Granted - 1995                    233,333 (b)      $22.50 - 37.50
                                    -------
Outstanding-September 30, 1995      732,162
  Granted - Employees and
            Directors               521,333 (b)      $ 9.38 - 30.00
                                    -------

Outstanding-September 30, 1996    1,253,495
                                  =========

The option price exceeded the market price at September 30, 1996. All options were granted at not less than the fair market value at date of grant. No options have been exercised during the two years ended September 30, 1996.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
_______________________

(a)   All grants outstanding  October 1, 1994 expire June 30, 1998
(b) All other options are usually exercisable over a five year period from the date of grant unless employment is terminated.

Warrants
--------

All warrants previously granted have expired without exercise.

NOTE L - SUBSEQUENT EVENTS
         -----------------

Acquisitions
------------

On November 5, 1996, the Company acquired 100 percent of the outstanding stock of Southwestern Telecom, Inc. ("SOW"), San Antonio, Texas, a "casual-user" direct-dial long distance company. The purchase price for the acquisition was $1,023,765 in cash. Southwestern Telecom is expected to expand on a geographic basis where TWT already has an existing network to better utilize TWT's origination and termination facilities.

On December 16, 1996, the Company completed the acquisition of all of the capital stock of NETTouch Communications, Inc., Dallas, Texas ("NETTouch"). In consideration for the acquisition, the Company paid to the principal shareholders of NETTouch, $2,400,000 and issued a Common Stock Purchase Warrant (the "Warrants") to acquire shares of Common Stock of the Company on or prior to December 31, 2000 at an exercise price of $7.75 per share. In addition, commencing with the month ended November 30, 1996, the Company is obligated to make additional payments to such shareholders up to an aggregate of $4,800,000 based on NETTouch achieving incremental revenues, as defined. The actual number of Warrants to be received is predicated on the level of revenues periodically obtained by NETTouch during the 1997 calendar year. The principal shareholder of NETTouch was Telecommunications Resources, Inc. ("TRI") also from Dallas, TX. TRI is a software developer and provider of telecommunications platforms which converge technologies and telecommunications services, such as worldwide long-distance, voice mail, virtual fax, travel card, wireless messaging notification, enhanced "follow me" features, conference calling, paging, internet access, text-to-screen e-mail, website development and hosting, and the convenience of single 1- 800/888 numbers. NETTouch currently markets these bundled services under the brand name "N'Touch." Pursuant to the acquisition agreement, N'Touch as a wholly-owned subsidiary of the Company will receive licensing rights to market TRI's future products and services to the home-based business segment.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE L - SUBSEQUENT EVENTS (Continued)
         -----------------------------

Other Events
------------

On December 9, 1996, the Company entered into a Note Purchase Agreement and Registration Rights Agreement pursuant to which it issued its Promissory Note (the "Note") in the amount of $8,000,000 to GFL Advantage Fund Limited, Curacao, Netherlands Antilles ("GFL"), and received gross proceeds of $8,000,000. The Note matures on December 9, 1998 and bears interest at the rate of 7 percent per annum payable quarterly commencing February 1, 1997. The Note may be prepaid prior to maturity without penalty or premium. Payment of principal and interest may be paid in Common Stock of the Company under certain conditions.

GFL has the right at any time commencing on the earlier of March 7, 1997 or the effective date of the Company's registration statement to be filed under the Securities Act of 1933 to convert the principal amount and interest into Common Stock of the Company into increments of $50,000 or more, by the lower of (i) 75% of the applicable closing price of the Company's Common Stock prior to conversion or (ii) $8.10. Such percentage is subject to reduction in the event the Company is unable to comply with specified requirements regarding the registration of the underlying Common Stock under the Securities Act of 1933 within the specified time period. The Company paid a finder's fee of $560,000 to Wharton Capital Partners, Ltd. in connection with this transaction. The proceeds of this financing were utilized in substantial part to complete the acquisition of NETTouch Communications, Inc., which was consummated on December 16, 1996.

Sales of Equity  Securities  Pursuant to Regulation S Under the  Securities  and
--------------------------------------------------------------------------------
Exchange Act
------------

The following represents sales of various series of $.00001 par value preferred stock, which are redeemable at the Company's option, at $10 per share subsequent to September 30, 1996 and through December 16, 1996, however, it is the Company's intention to redeem such shares before conversion to common shares. Such redemptions are usually at a negotiated premium of 20-25% and are dependent on future financings.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

NOTE L - SUBSEQUENT EVENTS (Continued)
         -----------------------------

Sales of Equity Securities Pursuant  to  Regulation  S  Under the Securities and
--------------------------------------------------------------------------------
Exchange Act (Continued)
------------------------

(1) On November 8, 1996, the Company issued 65,000 shares of its Series T Convertible Preferred Stock for $10.00 per share to four non-U.S. resident purchasers, and received net proceeds of $5,703,500 after payment of the related finder's fee and expenses. One-half of the shares are convertible into Common Stock of the Company at 75% of the closing bid price of such Common Stock following 45 days after issuance, and the remaining 50 percent are convertible at 75% of the closing bid price 60 days after completion of the offering.

(2) On November 18, 1996, the Company issued 56,200 shares of its Series U Convertible Preferred Stock to ten non-U.S. resident purchasers, and received net proceeds of $4,889,400 after payment of the related finder's fee and expenses. Fifty percent of the shares are convertible into Common Stock of the Company 45 days after the completion of the offering at 75% of the closing bid price of the Common Stock, and the remaining 50 percent is convertible 60 days after completion of the offering also at 75% of the closing bid price prior to the date of conversion.

(3) On November 19, 1996, the Company issued 46,250 shares of its Series W Convertible Preferred Stock to ten non-U.S. resident purchasers and received net proceeds of $4,007,250 after payment of the related finder's fee and expenses. Of this amount, 15,416 shares are convertible into Common Stock of the Company 45 days after the completion of the offering at 75% of the closing bid price of the Common Stock, and the remaining shares are convertible 60 days after completion of the offering also at 75% of the closing bid price prior to the date of conversion. The conversion price, however, may not exceed $12.00 for those holders converting on or after 45 days, and no more than $6.00 for those holders converting on or after 60 days following the completion of the offering.

(4) On November 26, 1996, the Company issued 11,250 shares of its Series X Convertible Preferred Stock to 15 non-U.S. resident purchasers, and received net proceeds of $1,057,485 after payment of related finder's fees and expenses. Fifty percent of the shares are convertible into Common Stock of the Company 60 days after the completion of the offering at 80%

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE L - SUBSEQUENT EVENTS (Continued)
         -----------------------------

Sales of Equity  Securities  Pursuant to Regulation S Under the  Securities  and
--------------------------------------------------------------------------------
Exchange Act (Continued)
------------------------

      of the closing bid price of the Common Stock prior to conversion, and the remaining 50 percent is convertible 90 days after completion of the offering also at 80% of the closing bid price prior to the date of conversion. The conversion price, however, may not exceed $12.00.

(5) On December 18, 1996, the Company issued 25,000 shares of its Series Y Convertible Preferred Stock to a non-U.S. resident purchaser and received net proceeds of $1,893,500 after payment of related finder's fees and expenses. Fifty percent of the shares are convertible into Common Stock of the Company 60 days after the completion of the offering at 75% of the closing bid price of the Common Stock prior to conversion, and the remaining 50 percent is convertible 90 days after completion of the offering, also at 75% of the closing bid price prior to the date of conversion.

      The net proceeds of these transactions aggregated approximately $17,551,000. All of the Series T, Series U, Series W, Series X and Series Y Preferred Stock are subject to redemption by the Company prior to or at the time of conversion. Based on negotiations with various holders of the aforementioned Preferred Stock Series, the Company anticipates that various of such holders will retain such Preferred Stock or roll-over or exchange such Preferred Stock for alternative Preferred Stock Series providing similar or revised terms. The Company may in some circumstances, as determined by management, redeem various Preferred Stock Series in accordance with the terms of such series. All of the purchasers will be required to submit a separate opinion of counsel prior to removal of restrictive legends on their stock certificates.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE L - SUBSEQUENT EVENTS (Continued)
         -----------------------------

Stock Repurchase
----------------

From October 1, 1996 through December 31, 1996, the Company instituted a program to repurchase the Company's common stock. Repurchases of 1,531,866 shares of common stock were completed under this program at a total cost of approximately $10,409,330.

On November 5, 1996, the Company redeemed 52,500 Series M preferred shares valued at $5,197,500 issued for the TNT acquisition (see Note B). The redemption price was $2,625,000, and accordingly, the acquisition cost was reduced by the difference between the original value and the redemption value of $2,572,500.


NOTE M - INDUSTRY SEGMENTS
         -----------------

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

                                INDUSTRY SEGMENTS

                                                    Year Ended Sept. 30,
                                                    --------------------
                                                     1996           1995
                                                     ----           ----
  Sales:
     Telecommunications                         $ 15,814,779   $     -
     Audit Fees                                      835,168       778,515
     Real Estate Fees                              4,934,927     3,236,571
                                                ------------   -----------
                                                $ 21,584,874     4,015,086
                                                ============   ===========

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

NOTE M - INDUSTRY SEGMENTS (Continued)
         -----------------------------

                                                    Year Ended Sept. 30,
                                                    --------------------
                                                     1996           1995
                                                     ----           ----

Income (Loss) from Operations:
   Telecommunications                           $ (1,825,232)  $     -
   Audit Fees                                       (259,935)     (124,152)
   Real Estate Fees                               (1,385,470)     (429,090)
   Corporate                                      (6,882,917)   (4,272,560)
                                                -------------  ------------
                                                 (10,353,554)   (4,825,802)
   Other income                                      332,346       261 005
   Other expenses                                 (2,103,889)     (112,777)
                                                -------------  ------------

Loss before income taxes
    as reported on the accom-
    panying income statement                    $(12,125,097)  $(4,677,574)
                                                -------------  ------------
Identifiable Assets:
    Corporate                                   $ 46,946,891   $ 5,959,366
    Telecommunications                            13,430,620         -
    Audit services                                   250,042       132,761
    Real estate brokerage                         12,376,491     1,028,555
                                                  ----------   -----------

     General corporate assets                     73,004,044     7,120,682
                                                -------------  ------------
 Total assets as reported
    in the accompanying
    balance sheet                               $ 73,004,044   $ 7,120,682
                                                ============   ===========

  Capital Expenditures:
    Telecommunications                          $    114,046   $     -
    Audit Services                                    19,432         6,901
    Real Estate Brokerage                            519,884        33,493
    General Corporate Assets                            -           10,047
                                                ------------   -----------

  Total Capital Expenditures                    $    653,362   $    50,441
                                                =============  ===========

  Depreciation:
    Telecommunications                          $    195,238   $     -
    Audit Services                                       666        27,653
    Real Estate Brokerage                            138,381        84,004
    General Corporate Assets                         166,123       144,737
                                                -------------   ----------

       Total Depreciation                       $    500,408   $   256,394
                                                =============  ===========