Form 10QSB
period 1996-12-31
INTERNATIONAL STANDARDS GROUP LIMITED
filed 1997-02-19
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  December 31, 1996
                                               -------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ___________ to _____________

                       Commission File Number   0-20922
                                             -------------

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                 75-2274730
------------------------------------    ----------------------------------------
    (State or jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

        3200 North Military Trail, Suite 300, Boca Raton, Florida 33431
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 997-5880
                           ---------------------------
                           (Issuer's telephone number)


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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,207,812 shares as of January 30, 1997.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.


                                      INDEX


PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets -- December 31, 1996 and September 30, 1996

                  Consolidated Statements of Operations -- Three Months Ended December 31, 1996 and 1995

                  Consolidated Statements of Cash Flows -- Three Months Ended December 31, 1996 and 1995

                  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.          OTHER INFORMATION
--------          -----------------

Item 1.           Legal Proceedings

Item 5.           Other Information

Item 6.           Financial  Statements,  Pro  Forma  Financial  Information and
                  Exhibits

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                      ------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------




                                                  Dec. 31, 1996   Sept. 30, 1995
                                                  -------------   --------------
                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $ 4,819,837       $ 1,358,414
  Cash - in trust                                      664,456           345,606
  Accounts receivable, net                           7,925,024         8,200,085
  Due from employees and
    related parties                                    152,741           962,640
  Mortgages held for resale                          8,322,140         7,442,385
  Prepaid expenses and
    other current assets                             3,136,036         1,058,320
                                                   -----------       -----------
    Total current assets                            25,020,234        19,367,450
                                                   -----------       -----------

PROPERTY AND EQUIPMENT, at cost
 (net of accumulated depreciation
  of $2,438,468 (unaudited) and
  $2,092,897, respectively                           5,190,877         5,125,832
                                                   -----------       -----------

OTHER ASSETS:
  Property and plant, held for
     resale, net of accumulated
     depreciation of $759,861
     (unaudited) and $726,624,
     respectively                                    6,317,276         6,179,754
  Intangible assets, (net of
     accumulated amortization
     of $1,486,465 (unaudited)
     and $2,763,777, respectively                   44,427,541        41,332,087
  Other                                                482,343           998,921
                                                   -----------       -----------
                                                    51,227,160        48,510,762
                                                   -----------       -----------
     Total assets                                  $81,438,271       $73,004,044
                                                   ===========       ===========


                 See accompanying notes to financial statements.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                      ------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                 Dec. 31, 1996   Sept. 30, 1995
                                                 -------------   --------------
                                                  (Unaudited)
CURRENT LIABILITIES:
  Notes payable and current
    portion of long-term debt                    $ 13,697,465      $  6,594,453
  Warehouse lines of credit                         8,759,864         7,864,992
  Accounts payable                                  9,343,623         9,133,554
  Accrued expense
    and other liabilities                           2,861,606         3,868,434
  Due for redemption of stock                       3,459,270         2,625,000
  Due to stockholders                                  61,000            42,421
                                                 ------------      ------------
     Total current liabilities                     38,182,828        30,128,854

LONG-TERM DEBT                                      3,361,999         2,567,066
                                                 ------------      ------------

CREDIT ARISING FROM DISPUTED
  TRANSACTION                                            --           1,500,000
                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.00001 par
    value, 10,000,000 shares
    authorized, 528,400 shares
    issued and outstanding                                 13                12
  Common Stock, $.00001 par value,
    100,000,000 shares authorized,
    7,414,740 shares (unaudited)
    and 6,635,525 shares issued,
    respectively                                        2,916                66
  Additional paid-in capital                       81,056,415        74,973,115
  Unearned compensation                            (4,927,394)       (5,203,695)
  Accumulated deficit                             (35,498,506)      (30,221,374)
  Treasury stock at cost,
    55,933 shares                                    (740,000)         (740,000)
                                                 ------------      ------------
                                                   39,893,444        38,808,124
                                                 ------------      ------------
     Total liabilities and
       stockholders' equity                      $ 81,438,271      $ 73,004,044
                                                 ============      ============
                 See accompanying notes to financial statements.
                                        4

                     TOTAL WORLD TELECOMMUNICATIONS, INC.
                     ------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                      For the Three Months
                                                        Ended December 31,
                                                     1996               1995
                                                ------------       ------------
                                                          (Unaudited)
REVENUES:
  Telecommunications                            $  8,922,290       $       --
  Real estate brokerage fees                       1,529,997          1,380,284
  Audit fees                                         234,514            171,810
                                                ------------       ------------
                                                  10,686,801          1,552,094
COST OF SALES:
  Telecommunications                               8,072,718               --
  Real estate commissions                          1,310,166          1,281,779
  Direct audit expenses                              169,490            163,126
                                                ------------       ------------
                                                   9,552,374          1,444,905

GROSS PROFIT                                       1,134,427            107,189
                                                ------------       ------------

OPERATING EXPENSES:
  Selling, general and
    administrative                                 5,119,080          1,175,407
  Depreciation and amortization                    1,404,196            149,221
                                                ------------       ------------
                                                   6,523,276          1,324,628
                                                ------------       ------------
  Loss from operations                            (5,388,849)        (1,217,439)
                                                ------------       ------------

OTHER INCOME (EXPENSE):
  Rental income                                       89,496             67,241
  Rental expenses, including
    depreciation of $33,238 for
    1996 and $31,339 in 1995                         (80,674)           (74,410)
  Interest expense                                (1,401,136)           (67,352)
  Interest income                                     34,942                 93
  Other income (expense)                           1,469,089            202,864
                                                ------------       ------------
     Total other expense                             111,717            128,436
                                                ------------       ------------
  Net loss                                      $ (5,277,132)      $ (1,089,003)
                                                ============       ============

NET LOSS PER COMMON SHARE                       $       (.76)      $       (.86)
                                                ============       ============

NUMBER OF SHARES USED
 IN COMPUTATION                                    6,961,655          1,268,789
                                                ============       ============


                 See accompanying notes to financial statements

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                      ------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                                        For the Three Months
                                                            Ended Dec. 31,
                                                        1996             1995
                                                   ------------    ------------
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $ (5,277,132)   $ (1,089,003)
Adjustments to reconcile net loss to net
 cash used in operating activities
   Depreciation and amortization                        422,567         180,560
   Amortization of intangible assets                  1,207,645            --
   Issuance of debt for payment of
     interest on debentures                           1,009,149            --
   Credit arising from disputed transaction          (1,500,000)           --
   Issuance of common stock to employees
     and shareholders                                      --            12,921
   (Increase) decrease in accounts receivable           815,154        (245,751)
   Increase (decrease) in mortgages held for sale      (879,755)     (8,528,751)
   (Increase) decrease in advances to
     employees and stockholders                         883,664         (39,294)
   (Increase) (decrease) in prepaid expenses
     and other current assets                           523,189        (126,146)
   (Increase) decrease in other assets                  516,578         (15,291)
   (Decrease) increase in accounts payable
     and accrued expense                             (2,821,259)        269,338
                                                   ------------    ------------
       Net cash provided by (used in)
         operating activities                        (6,146,578)     (9,581,427)
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for acquisition of subsidiaries           (3,423,765)           --
  Capital expenditures                                 (521,586)       (109,000)
                                                   ------------    ------------
  Net proceeds used in investing activities          (3,945,351)       (109,000)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of Series T Preferred Stock             (1,348,422)           --
  Payments for repurchase of common stock           (10,409,330)           --
  Proceeds from notes payable & long term debt        7,446,000         300,000
  Proceeds from officers                                 55,000            --
  Payments of amounts due to officers                   (20,000)        (59,829)
  Payments of notes payable and
    long-term debt                                   (2,380,278)       (395,598)
  Proceeds from warehouse lines                            --         8,266,894
  Net proceeds from issuance of common stock
    per Reg S                                         1,082,751            --
  Net proceeds from issuance of common stock               --         1,494,898
  Net proceeds from issuance of convertible
    preferred stock                                  20,782,124            --
  Preferred stock dividends paid                     (1,368,000)        (14,600)
                                                   ------------    ------------
     Net cash provided financing activities          13,839,845       9,591,765
                                                   ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                 3,747,916         (98,662)
CASH received in acquisition of SOW and N'Touch          32,357            --
CASH AND CASH EQUIVALENTS, beginning of period        1,704,020       1,130,843
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, end of period           $  5,484,293    $  1,032,181
                                                   ============    ============
NON-CASH FINANCING TRANSACTIONS:
 Dividends accrued on Series and
   Series N Preferred Stock                        $  1,236,400    $       --
                                                   ============    ============
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Interest paid                                    $     50,687    $     52,331
                                                   ============    ============

                      See accompanying notes to financial statements

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                      ------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   (UNAUDITED)

                                December 31, 1996

(1)   GENERAL:
      -------

      The interim December 31, 1996 and 1995 unaudited financial statements, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of financial position as of such date and earnings and cash flows for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the three-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997.

(2)   ACQUISITIONS:
      ------------

      On November 5, 1996, the Company acquired 100 percent of the outstanding stock of Southwestern Telecom, Inc. ("SOW"), San Antonio, Texas, a "casual-user" direct-dial long distance company. The purchase price for the acquisition was $1,023,765 in cash.

      The transaction is being accounted for as a purchase. the excess purchase price over the estimated fair value of assets was approximately $971,000 and is being amortized using the straight line method over 15 years. The operations and financial portion of SOW were accounted for in the consolidated financial statements of the Company beginning in November 1996.

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

      The transaction is being accounted for as a purchase. the excess purchase price over the estimated fair value of assets was approximately $2,840,000 and is being amortized using the straight line method over 15 years. The operations and financial portion of SOW were accounted for in the consolidated financial statements of the Company beginning in December 1996.

(3)   FINANCIAL CONDITION:
      -------------------

      Since inception, the Company has incurred substantial losses, and as of December 31, 1996, has an accumulated deficit of $35,498,506. The Company, through its wholly-owned subsidiary Financial Standards Group, Inc. ("FSGI"), commenced revenue producing operations in October 1991. The Company's working capital requirements to date have been satisfied through cash on hand, proceeds from private placements, certain loans from private individuals and private financings with a limited number of non-resident institutional investors conducted pursuant to Regulation S of the federal securities laws.

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

(4)   LEGAL PROCEEDINGS:
      -----------------

      (a) On July 16, 1996, the Company's subsidiary entered into an agreement to purchase all of the voting stock of The Financial Group ("TFG") from its shareholders ("Shareholders"), and upon consummation of that agreement, TFG became a wholly-owned subsidiary of the Company. At the time of purchase, TFG conducted a mortgage banking business and was involved in the origination, purchase and sale of residential mortgage loans. TFG presently continues to operate a mortgage banking business. As part of the stock purchase transaction, TFG entered into an agreement with the Shareholders to allow them to operate a net branch and originate residential mortgage loans under TFG's regulatory licenses and approvals. On December 17, 1996, TFG received a letter from counsel to the Shareholders which alleged numerous breaches, defaults and misrepresentations by the Company in connection with the net branch operation. The Shareholders have proposed a compromise pursuant to which the Company would pay approximately $6,400 of accounting fees and computer conversion costs allegedly incurred by the Shareholders, waive prior advances to the Shareholders in the amount of approximately $12,000, and the parties would execute mutual releases of all obligations between the parties. The Company disputes those allegations and intends to vigorously defend against these claims.

      (b) On July 1, 1995, the Company executed a Convertible Promissory Note in the original principal amount of $956,250 (which is included as a liability in the Company's balance sheet) in favor of Christian E. Carlsen, as Trustee under a Land Trust Agreement dated September 19, 1992 ("Carlsen"). The Carlsen Note matured on December 31, 1996, and remains unpaid. On January 6, 1997, the Company received written Notice of Default from Carlsen as to the payment of principal and interest. The Company is evaluating certain of the circumstances concerning the initial incurrence of the obligation in connection with the Company's 1994 acquisition of Membership Realty Limited, Inc. and expects to commence negotiations concerning the Carlsen Note with Carlsen in the proximate future. In the absence of settlement, the Company expects Carlsen to file suit to collect on the Carlsen Note.

      (c) On or about October 2, 1996, Jalmark Realty, Inc., an involuntarily dissolved Florida Corporation, and Jalmark East Realty, Inc., a Florida corporation, filed a Complaint against the Company, Real Estate Services Network Holding Corp., its subsidiary and Mr. Francesco Morello, an officer of the latter. The suit relates to an alleged breach of a 1995 agreement pursuant to which RESN had allegedly agreed to purchase the real estate brokerage business of Jalmark Realty, Inc. for $250,000. In addition to the breach of contract count, the Complaint alleges numerous other counts, including, but not limited to, for fraudulent misrepresentations, tortious interference with business relationship, defamation and violations of Florida real estate laws. The

Plaintiffs have alleged damages in excess of $15,000, exclusive of interest and costs, and have reserved the right to amend the Complaint to seek punitive damages. The Defendants have filed a motion to dismiss the Complaint for failure to state a cause of action. The motions to dismiss are set for hearing in early February 1997. At the present time, no discovery has been conducted in this case.

      (d) A case was filed on January 11, 1996 by the Addison Terry Company, a business brokering firm, against Total National Telecommunications Inc. (TNT). The plaintiff claims in this lawsuit that it is owed a brokerage fee of $95,000 for the services it provided in connection with possible financing for TNT. TNT signed a commitment letter, but no final agreement was reached, and no financing was obtained. The plaintiff claims, however, that it is entitled to its brokerage fee due to the signing of the commitment letter. The plaintiff sues for the brokerage fee, attorneys' fees, pre-judgment interest, post-judgment interest and costs of suit. TNT denies that the brokerage fee is owed and intends to defend itself against the plaintiff's claim. Further TNT has filed counterclaims against the plaintiff asserting causes of action for breach of contract, breach of fiduciary duty, negligence, negligent misrepresentation and violation of the Texas Deceptive Trade Practices Act. TNT seeks to recover actual damages in the total amount of $165,000, exemplary damages, pre-judgment and post-judgment interest, attorneys' fees and costs of suit. The case is currently in the discovery stage, and the parties have jointly moved for a continuance of the January 6, 1997 trial date.

The following matters (items e, f, g and h) aggregating $880,000 are included in accrued expenses and other liabilities.

      (e) On June 20, 1996, the Federal Communications Commission ("FCC") issued a Notice of Apparent Liability proposing to assess a forfeiture against the Company in the amount of $200,000 for unauthorized conversion of five long distance customer accounts.

            The Company filed a Response with the FCC on July 29, 1996 arguing that the proposed forfeiture amount be reduced. While the FCC is presently in the process of reviewing the Company's Response, the Company is exploring the possibility of a settlement with the FCC regarding this matter. At September 30, 1996, the Company has accrued $200,000 relating to this matter.

      (f) In July 1996, a civil action was filed against Heartline Communications, Inc. by the Attorney General in the State of New York. Negotiations have proceeded, and it is estimated the monetary exposure in this matter to be approximately $100,000, which the Company has accrued at September 30, 1996.

      (g) In June 1996, a civil action was filed by the Middlesex County Office of Consumer Affairs in New Jersey. This has not been consolidated with an action by the Office of the Attorney General of New Jersey. Negotiations are ongoing in this, and it is anticipated that the monetary settlement range here will be near $80,000, which has been accrued.

      (h) On August 30, 1996, an administrative subpoena was issued by the Orange County District Attorney's ("OCDA") office requesting information regarding the marketing of telecommunication services in California by Heartline and TWT. Although a formal proceeding has not been instituted, the OCDA asserts that Heartline/TWT may have violated Business and Professions Code sections 17200 and 17500. These code sections provide for civil penalties for unlawful and unfair business practices and false or misleading advertising. By letter dated December 11, 1996, the OCDA demanded in excess of $1,000,000 in return for resolving the matter without litigation. Counsel believes the OCDA's demand exceeds any reasonable estimate of Heartline/TWT's liability, and has been instructed by TWT to vigorously defend the Company against these claims while continuing to explore a reasonable settlement. The Company had charged operations for $500,000 which has been accrued at September 30, 1996.

      (i) On April 10, 1996, the California Public Utilities Commission ("Commission") issued an Order Instituting Investigation into the operations of Heartline, Total National Telecommunications, Inc. ("TNT") d/b/a Total World Telecom ("TWT") and their affiliates alleging that Heartline/TWT had violated regulations governing how long distance telephone customers are switched from one interexchange carrier to another.

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

      (j) In June of 1996, a Class Action Complaint was filed in Cook County, Illinois against Heartline Communications, Inc. and several other defendants. This action was dismissed by the judge on November 26, 1996. The plaintiffs had until December 24, 1996 to refile their petition; however, as of this date, Heartline has not been notified of any refiling.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21F OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SPECIFICALLY, ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND PLANS AND OBJECTIVES OF MANAGEMENT OF THE COMPANY FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT AS THEY RELATE TO THE COMPANY OR COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS INCLUDING, WITHOUT LIMITATIONS, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER RELATIONS, RELATIONSHIPS WITH VENDORS, THE INTEREST RATE ENVIRONMENT, COST OF CAPITAL, GOVERNMENTAL REGULATION AND SUPERVISION, THE OPERATION OF THE COMPANY'S NETWORKS, TRANSMISSION COSTS, TECHNOLOGICAL CHANGE, CHANGES IN INDUSTRY PRACTICES, DISRUPTIONS ASSOCIATED WITH EXPANSION, ONE-TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD- LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE APPLICABLE CAUTIONARY STATEMENTS.

RESULTS OF OPERATIONS
---------------------

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31,
--------------------------------------------------------------------------------
1995
----
                                                        Revenue
                                                        -------
                                              Three Months Ended Dec. 31,
                                              ---------------------------
                                                  1996            1995
                                                  ----            ----

Telecommunications                            $ 8,922,290    $     -
Real Estate                                     1,529,997      1,380,284
Auditing Services                                 234,514        171,810
                                              -----------    -----------

Total Revenue                                 $10,686,801    $ 1,552,094
                                              ===========    ===========

                                                      Gross Profit
                                              Three Months Ended Dec. 31,
                                              ---------------------------
                                                  1996           1995
                                                  ----           ----

Telecommunications                            $   849,572    $     -
Real Estate                                       219,831         98,505
Auditing Services                                  65,024          8,684
                                              -----------    -----------

Total Gross Profit                            $ 1,134,427    $   107,189
                                              ===========    ===========

                                                 Selling, General and
                                                Administration Expenses
                                                -----------------------
                                              Three Months Ended Dec. 31,
                                              ---------------------------
                                                  1996           1995
                                                  ----           ----

Telecommunications                            $ 3,193,988    $     -
Real Estate                                       726,278        363,086
Auditing Services                                 105,155         63,388
Corporate                                       1,093,659        748,933
                                              -----------    -----------

Total S, G & A Expenses                       $ 5,119,080    $ 1,175,407
                                              ===========    ===========

                                                   Net Income (Loss)
                                                    from Operations
                                                    ---------------
                                              Three Months Ended Dec. 31,
                                              ---------------------------
                                                  1996           1995
                                                  ----           ----

Telecommunications                            $(2,645,221)   $     -
Real Estate                                      (633,722)       (161,076)
Auditing Services                                 (42,826)        (57,404)
Corporate                                      (2,067,080)       (998,959)
                                              ------------    ------------

Total Net Income (Loss) from Ops              $(5,388,849)    $(1,217,439)
                                              ============    ============

                                                        Net Loss
                                              Three Months Ended Dec. 31,
                                              ---------------------------
                                                  1996           1995
                                                  ----           ----

Telecommunications                            $(2,771,579)   $     -
Real Estate                                      (719,303)       (119,706)
Auditing Services                                 (42,826)        (57,404)
Corporate                                      (1,743,424)       (911,893)
                                              ------------    ------------

Total Net Income (Loss)                       $(5,277,132)    $(1,089,003)
                                              ============    ============

      For the three months ended December 31, 1996, the Company had total consolidated revenue of $10,686,801 in contrast to $1,552,094 for the three months ended December 31, 1995. The primary reason for the increase in revenues was due to the acquisition of the telecommunications (TWT) division which provided an additional $8,900,000 in revenue, and the expansion and addition of new offices of the real estate division whose revenues increased by $150,000. Telecommunications revenue for the quarter ended December 31, 1996 had decreased by $4,577,000 as compared to the previous quarter due to the "wind down" of the box business and the related charge backs. Management anticipates that, with the acquisition of N'Touch and Southwestern Telecom, Inc. and their continuing growth, revenues will begin to increase on a quarterly basis to the projected levels.

      The Company's consolidated net loss for the three months ended December 31, 1996 was $5,277,132 as compared to $1,089,003 at December 31, 1995. The
December 31, 1996 quarter net loss includes certain expenses which are not expected to continue relating to the telecommunications segment and the costs incurred with the phaseout of the "box business." In addition, the Company realized amortization expenses of approximately $1,208,000 relating to its intangible assets, as well as $1,009,000 in interest expenses relating to the discount of the $8,000,000 convertible promissory note.

      For the three months ended December 31, 1996, the Company had a gross profit of $1,134,427 compared to $107,189 for the three months ended December 31, 1995. This increase was attributable to the aforementioned growth in revenues due to the telecommunications acquisition and the real estate expansion. For the three months ended December 31, 1996, the Company had a loss from operations of $5,388,849 as compared to a loss from operations for the three months ended December 31, 1995 of $1,217,439.

      Total other income decreased to $111,717 from $128,436 for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. This was due primarily to the reversal of the credit arising from a disputed transaction of $1,500,000, as well as the interest expense related to the discount on the convertible promissory note.

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

      During the three months ended December 31, 1996, the Company had rental income from its Mount Vernon Distribution Center facility of $89,496 as compared to rental income during the same period in 1995 totalling $67,241, an increase of $22,255. This is due to several new tenants, as well as increased space being utilized by current tenants. For the three months ended December 31, 1996, the Company had interest expense of $1,401,136 as compared to $67,352 for the three months ended December 31, 1995, due primarily to the amortization of the discount on the convertible promissory note.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      At December 31, 1996, the Company had operating cash on hand of $4,819,837 as compared to operating cash on hand at December 31, 1995 of $1,358,414. At December 31, 1996, the Company had a working capital ratio of current assets to current liabilities of approximately .65. The long-term portion of debt at December 31, 1996 consisted of the mortgage note payable to Bank One, Mansfield, relating to the Mount Vernon property, a note payable on the undeveloped Florida land, the mortgage note payable to Boca First National Bank secured by the corporate office condo, and the long-term portion of five capital leases for switches located in Los Angeles, Atlanta, New York, Chicago and Houston.

      Net cash used in operating activities was approximately $6,146,578 and $9,581,427 for the three months ended December 31, 1996 and 1995, respectively. The cash used in operations of the Company was primarily to fund the operating losses. Such losses are described above.

      Net cash used in investing activities was $3,945,351 and $109,000 for the three months ended December 31, 1996 and 1995, respectively. This is primarily attributable to expenses relating to the capital expenses associated with the addition of new switches for the telecommunications segment as well as the real estate expansions and renovations in both 1996 and 1995.

      Net cash provided by financing activities was $13,839,845 (net of payment of debt of $2,380,278, dividends paid $1,368,000, and repurchase/redemption of stock of $11,757,752) and $9,591,765 for the three months ended December 31, 1996 and 1995, respectively. The increase was primarily attributable to the issuance of the Company's Common Stock and/or convertible Preferred Stock in private placement offerings and/or sales to accredited offshore investors pursuant to Regulation S, as well as a discounted convertible promissory note entered into in the amount of $8,000,000.

      During the three months ended December 31, 1996, the Company had financed its expansion and operations with equity and debt funding. The Company received net proceeds of $20,782,124 through the issuance of 226,900 shares of its preferred stock and 661,480 shares of Common Stock pursuant to Regulation S and $7,440,000 through issuance of its convertible promissory note. The proceeds from such financing have been used for acquisition and expansions, expenses connected with the addition of new switches, and the Company's option to exercise its redemption rights on prior fundings. Additionally, through December 31, 1996, the Company has purchased 1,531,866 shares of its common stock in a buyback program at a total cost of $10,409,330.

      As  previously   announced,   the  Company's   business   focus  has  been
transforming from credit union auditing and related services and real estate/mortgage brokerage services to telecommunications operations. TWT has expanded their switch sites to nine, and expects to complete installation of an additional switch site in Washington, D.C. by the end of the second quarter.

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

      In December 1996, the Company acquired 100 percent of the outstanding shares of NETTouch Communications, Inc. from Telecommunications Resources, Inc., ("TRI"), of Dallas, Texas. The company paid to the principal shareholders of NETTouch $2,400,000 and issued a Common Stock Purchase Warrant to acquire shares of the Company's Common Stock at an exercise price of $7.75 per share. In addition, the Company is obligated to make additional payments to such shareholders up to an aggregate of $4,800,000 based on NETTouch achieving incremental revenues, as defined. The actual number of Warrants to be received is predicated on the level of revenues periodically obtained by NETTouch during the 1997 calendar year. TRI is a software developer and provider of telecommunications platforms which converge technologies and telecommunications services such as worldwide long distance, voice mail, virtual fax, travel card, wireless messaging notification, enhanced "follow me" features, conference calling, paging, internet access, text-to-screen e-mail, web site development and hosting as well as other features into the convenience of single 1-800/888 numbers.

      The Company's plans for growth include acquisitions of other telecommunications companies as well as the addition of new technology and services. Several new switches are planned to facilitate the future growth and enhance the profit margins on current business, and the Company will be expected to pay the remaining legal settlements which were accrued. To achieve this growth and the necessary working capital, the Company will require additional funding.

      Subsequent to December 31, 1996, the Company has received net proceeds of $7,562,085 through issuance of its preferred stock pursuant to Regulation S. In addition, the Company issued a discounted convertible promissory note of $2,000,000 and received net proceeds of $1,400,000. The proceeds of such financings have been used primarily to exercise the Company's option of redemption on prior fundings. The Company had received preliminary commitments from several institutional investors and institutions to arrange funding. While the Company has reason to expect the completion of these arrangements, no assurances can be given that such funds will be provided.

      In view of the acquisition of TWT and the focus of the Company's operations in the telecommunications industry, the Company will evaluate in the course of the current fiscal year whether the operations of the Company's FSGI and RESN subsidiaries are complementary. In the event management determines that these operations are not sufficiently compatible and synergetic, the Company will consider the sale or other disposition of these subsidiaries or their operations.

                                   PART II.


ITEM 6.     FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS
            ------------------------------------------------------------------

      (a)   Exhibits --  Exhibit 27 - Financial Data Schedule
                                      (Electronic filing only)

      (b) The Company filed Form 8-K reports dated October 29, 1996 (item 1 and item 5) and November 8, 1996 (item 5).

                                    SIGNATURE
                                    ---------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer and as the chief financial officer of the Registrant.

                                     TOTAL WORLD TELECOMMUNICATIONS, INC.
                                               (Registrant)



Date:  February 19, 1997            By: /s/ Joseph L. Lents
                                       -----------------------------------------
                                       Joseph L. Lents, Chairman
                                       and Chief Executive Officer



                                    By: /s/ Loretta A. Murphy
                                       -----------------------------------------
                                       Loretta A. Murphy, Vice President
                                       Secretary and Chief Financial and
                                       Accounting Officer