Form 10QSB/A
period 1996-12-31
INTERNATIONAL STANDARDS GROUP LIMITED
filed 1997-02-20
CIK 846381

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,843,368 shares as of January 30, 1997.

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

  Common Stock, $.00001 par value,
    100,000,000 shares authorized,
    7,050,296 shares (unaudited)
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
                                                 ============      ============
                 See accompanying notes to financial statements.
                                        4

                     TOTAL WORLD TELECOMMUNICATIONS, INC.
                     ------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                      For the Three Months
                                                        Ended December 31,
                                                     1996               1995
                                                ------------       ------------
                                                          (Unaudited)
REVENUES:
  Telecommunications                            $  8,922,290       $       --
  Real estate brokerage fees                       1,529,997          1,380,284
  Audit fees                                         234,514            171,810
                                                ------------       ------------
                                                  10,686,801          1,552,094
COST OF SALES:
  Telecommunications                               8,072,718               --
  Real estate commissions                          1,310,166          1,281,779
  Direct audit expenses                              169,490            163,126
                                                ------------       ------------
                                                   9,552,374          1,444,905

GROSS PROFIT                                       1,134,427            107,189
                                                ------------       ------------

OPERATING EXPENSES:
  Selling, general and
    administrative                                 5,119,080          1,175,407
  Depreciation and amortization                    1,404,196            149,221
                                                ------------       ------------
                                                   6,523,276          1,324,628
                                                ------------       ------------
  Loss from operations                            (5,388,849)        (1,217,439)
                                                ------------       ------------

OTHER INCOME (EXPENSE):
  Rental income                                       89,496             67,241
  Rental expenses, including
    depreciation of $33,238 for
    1996 and $31,339 in 1995                         (80,674)           (74,410)
  Interest expense                                (1,401,136)           (67,352)
  Interest income                                     34,942                 93
  Other income (expense)                           1,469,089            202,864
                                                ------------       ------------
     Total other expense                             111,717            128,436
                                                ------------       ------------
  Net loss                                      $ (5,277,132)      $ (1,089,003)
                                                ============       ============


NET LOSS PER COMMON SHARE                       $       (.77)      $       (.86)
                                                ============       ============

NUMBER OF SHARES USED
 IN COMPUTATION                                    6,838,853          1,268,789
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