Form 10KSB/A
period 1996-09-30
INTERNATIONAL STANDARDS GROUP LIMITED
filed 1997-02-27
CIK 846381

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB/A-1

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


      Signature
      ---------
                              Chairman of the Board,
                              and Chief Executive
/s/ Joseph L. Lents           Officer                  February 27, 1997
------------------------
Joseph L. Lents


/s/ Donald Booth              President and Director   February 27, 1997
------------------------
Donald Booth
                              Vice President, Trea-
                              surer and Chief Finan-
                              cial and Accounting
/s/ Loretta A. Murphy         Officer                  February 27, 1997
------------------------
Loretta A. Murphy

                              Senior Vice President
/s/ C. Denning Loveridge      and Director             February 27, 1997
------------------------
C. Denning Loveridge

                              Vice President/Market-
                              ing/Total World Telecom
/s/ Arnold Salinas            and Director             February 27, 1997
------------------------
Arnold Salinas


/s/ John Loveridge
------------------------
John Loveridge                Director                 February 27, 1997

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

  Notes to Consolidated Financial Statements.............         F-10 - F-44

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
                                                            ============      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F-8

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

Net Loss Per Common Share
-------------------------

Net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Preferred stock dividends of $3,117,400 in 1996 and $58,400 in 1995 have been included in the net loss attributable to common shareholders. The effect of the warrants, options and convertible preferred stock for the year ended September 30, 1996 and the year ended September 30, 1995 have not been included in the computation of net loss per common share, as the effect of their inclusion would be anti-dilutive.

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

NOTE B - ACQUISITIONS (Continued)
         -----------------------

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

                     TOTAL WORLD TELECOMMUNICATIONS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996



NOTE D - PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

The following is a summary of plant and equipment, at cost, less accumulated depreciation and amortization at September 30, 1996:


     Software                                      202,243
     Building and fixtures                      $1,057,556
     Furniture and fixtures                        500,492
     Equipment                                   5,126,010
     Leasehold improvements                        332,428
                                                ----------
                                                 7,218,729
     Less:  accumulated depreciation             2,092,897
                                                ----------

          Total                                 $5,125,832
                                                ==========

The following is a summary of property and plant, held for resale, less accumulated depreciation at September 30, 1996:

     Land - Eau Gallie (b)                      $2,702,586
     Land - Mount Vernon (a)                       453,121
     Building - Mount Vernon (a)                 3,750,671
                                                ----------
                                                 6,906,378
     Less:  accumulated depreciation (a)           726,624
                                                ----------
          Total                                 $6,179,754
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

          Year                                   Amount
          ----                                   ------

          1997                                  $132,400
          1998                                    65,400
          1999                                    65,400
          2000                                    65,400
          2001                                    65,400
                                                --------
                                                $394,000
                                                ========
                                    F-22

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

Included in the $27,144,000 net operating loss carryforwards indicated above are approximately $700,000 of carryforwards of the acquired subsidiary, RESN (see Note A), and $3,500,000 of the acquired subsidiary TWT which are subject to annual limitations of approximately $120,000 for RESN and $2,400,000 for TWT, respectively due to changes in ownership. This portion of the carryforward losses may only be utilized towards taxable income of the acquired entities. To the extent the Company realizes income tax benefits of pre-acquisition operating loss carryforwards, a prior period adjustment to goodwill and related amortization will be reported.

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
                                                -----------

                                                $ 6,963,340
                                                ===========

(a)   Advanced Payment Liability
      --------------------------

      The Company has entered into a billing and management services agreement that provides for the Company processing services for the billing and collection of the Company's qualified telecommunications services. The provider has also entered into an advanced payment agreement whereby the

                     TOTAL WORLD TELECOMMUNICATIONS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996


NOTE G - DEBT (Continued)
         ----------------

      they processed net of services charged and fees will be assigned and sold to them with recourse. Advances to the Company are 70% of eligible receivables, as defined. At September 30, 1996, $4,301,269 was outstanding pursuant to the credit line. The service charge (interest) for this credit line is 4% over the prime rate as defined.

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

(b)   Capital Leases
---   --------------

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

                     TOTAL WORLD TELECOMMUNICATIONS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996


NOTE G - DEBT (Continued)
         ----------------

     For the Year Ended
       September 30,
     ------------------

            1997                                  1,226,692
            1998                                    732,291
            1999                                    437,805
            2000                                     53,880
            2001                                      -
                                                -----------

     Total minimum future lease payments        $ 2,450,668
                                                -----------
     Less amount representing interest (at
        rates ranging from 9.0% to 14.5%)           252,488
                                                -----------
     Present value of net minimum capital
        lease payments                            2,198,180

     Less current installments of
        obligations under capital leases         (1,067,789)
                                                -----------
          Obligation under capital leases,
           excluding current installments       $ 1,130,391
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

(9) On April 10, 1996, the California Public Utilities Commission ("Commission") issued an Order Instituting Investigation into the operations of Heartline, Total National Telecommunica- tions, Inc. ("TNT") d/b/a Total World Telecom ("TWT") and their affiliates alleging that
      Heartline/TWT had violated regulations governing how long distance telephone customers are switched from one interexchange carrier to another.

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


NOTE K - STOCKHOLDERS' EQUITY (Continued)
-----------------------------------------

The following summarizes the various series of preferred shares outstanding at September 30, 1996:

                                                Number of
                                              Common Shares
                            Number of           Into Which
                        Preferred Shares        Convertible
                        ----------------        -----------

   Series A                   73,000               730,000
   Series K                  877,300             1,812,544
   Series M                  231,000             1,539,999
   Series O                   35,000               443,333
                           ---------             ---------
                           1,216,300             4,525,876
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

NOTE K - STOCKHOLDERS' EQUITY (Continued)
-----------------------------------------


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

Stock Options and Warrants
--------------------------

Stock Options
-------------

The Company periodically grants stock options to directors, employees and consultants. The terms of the options granted are established by the Board of Directors. Options granted pursuant to this program are as follows:

                                     Number           Option Price
                                   of Shares           Per Share
                                   ---------           ---------

Outstanding-October 1, 1994         498,829 (a)      $ 7.50 - 38.40
  Granted - 1995                    233,333 (b)      $22.50 - 37.50
                                    -------
Outstanding-September 30, 1995      732,162
  Granted - Employees and
            Directors               521,333 (b)      $ 9.38 - 30.00
                                    -------

Outstanding-September 30, 1996    1,253,495
                                  =========
_______________________

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

(4) On November 26, 1996, the Company issued 11,250 shares of its Series X Convertible Preferred Stock to 15 non-U.S. resident purchasers, and received net proceeds of $1,057,485 after payment of related finder's fees and expenses. Fifty percent of the shares are convertible into Common Stock of the Company 60 days after the completion of the offering at 80% of the closing bid price of the Common Stock prior to conversion, and the remaining 50 percent is convertible 90 days after completion of the offering also at 80% of the closing bid price prior to the date of conversion. The conversion price, however, may not exceed $12.00.

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

                                INDUSTRY SEGMENTS

                                                    Year Ended Sept. 30,
                                                    --------------------
                                                     1996           1995
                                                     ----           ----
  Sales:
     Telecommunications                         $ 15,814,779   $     -
     Audit Fees                                      835,168       778,515
     Real Estate Fees                              4,934,927     3,236,571
                                                ------------   -----------
                                                $ 21,584,874     4,015,086
                                                ============   ===========

Income (Loss) from Operations:
   Telecommunications                           $ (1,825,232)  $     -
   Audit Fees                                       (259,935)     (124,152)
   Real Estate Fees                               (1,385,470)     (429,090)
   Corporate                                      (6,882,917)   (4,272,560)
                                                -------------  ------------
                                                 (10,353,554)   (4,825,802)
   Other income                                      332,346       261 005
   Other expenses                                 (2,103,889)     (112,777)
                                                -------------  ------------
Loss before income taxes
    as reported on the accom-
    panying income statement                    $(12,125,097)  $(4,677,574)
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