Form 10QSB
period 1997-03-31
INTERNATIONAL STANDARDS GROUP LIMITED
filed 1997-05-23
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 1997
                                               -------------------

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

      State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 11,251,077 common shares as of April 30, 1997; the Issuer is currently engaged in a dispute with certain holders of its convertible preferred stock and notes as to the validity of their asserted rights to convert their securities into Common Stock and as to the number of shares of Common Stock that may be issuable thereunder if they do have valid conversion rights. The Issuer has received purported notices of conversion which, if valid and accepted at the amounts alleged by the holders, would result in the Issuer having issued and outstanding 34,244,449 shares of Common Stock as of April 30, 1997.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.


                                      INDEX


PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheet -- March 31, 1997

                  Consolidated Statements of Operations -- Three Months Ended March 31, 1997 and 1996

                  Consolidated Statements of Operations -- Six Months Ended March 31, 1997 and 1996

                  Consolidated Statements of Cash Flows -- Six Months Ended March 31, 1997 and 1996

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

Item 5.           Other Information

Item 6.           Financial  Statements,  Pro Forma  Financial  Information  and
                  Exhibits

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                      ------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                 MARCH 31, 1997
                                 --------------
                                   (UNAUDITED)

                                     ASSETS
                                     ------





CURRENT ASSETS:
  Cash and cash equivalents                                          $   475,132
  Accounts receivable, net                                             7,830,266
  Due from employees and related parties                                 915,493
  Prepaid expenses and other current assets                            1,228,336
                                                                     -----------
    Total current assets                                              10,449,227
                                                                     -----------

PROPERTY AND EQUIPMENT, at cost
 (net of accumulated depreciation
  of $2,315,939)                                                       5,744,573
                                                                     -----------

OTHER ASSETS:
  Intangible assets, (net of accumulated
     amortization of $2,763,777)                                      45,546,169
  Estimated realizable value of net
     assets of discontinued operations                                 2,339,220
                                                                     -----------
                                                                      47,885,389
                                                                     -----------

     Total assets                                                    $64,079,189
                                                                     ===========








                 See accompanying notes to financial statements.

                     TOTAL WORLD TELECOMMUNICATIONS, INC.
                     ------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                MARCH 31, 1997
                                --------------
                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------





CURRENT LIABILITIES:
  Notes payable and current portion of
    long-term debt                                                 $  3,080,762
  Convertible debt                                                   12,755,334
  Accounts payable                                                   12,074,483
  Accrued expenses and other liabilities                              8,984,644
  Estimated future losses of discontinued
    operations                                                        1,000,000
                                                                   ------------
     Total current liabilities                                       37,895,223
                                                                   ------------

LONG-TERM DEBT                                                        2,559,711

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Convertible preferred stock                                        39,034,987
  Common Stock, $.00001 par value,
    100,000,000 shares authorized,
    9,326,314 shares issued and
    outstanding                                                              78
  Additional paid-in capital                                         68,063,184
  Unearned compensation                                              (4,927,394)
  Accumulated deficit                                               (77,806,600)
  Treasury stock at cost, 55,933
    common shares                                                      (740,000)
                                                                   ------------
                                                                     23,624,255
                                                                   ------------

     Total liabilities and
       stockholders' equity                                        $ 64,079,189
                                                                   ============

                  See accompanying notes to financial statements.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                      ------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                       For the Three Months
                                                          Ended March 31,
                                                      1997              1996
                                                 ------------      ------------
                                                           (Unaudited)

REVENUE                                          $ 11,357,170      $     81,678
                                                 ------------      ------------

COST OF SALES                                      11,499,483              --
                                                 ------------      ------------

GROSS PROFIT (LOSS)                                  (142,313)           81,678
                                                 ------------      ------------

OPERATING EXPENSES:
  Selling, general and administrative               9,308,850           788,257
  Depreciation and amortization                       473,394             9,313
                                                 ------------      ------------
                                                    9,782,244           797,570
                                                 ------------      ------------
  Loss from operations                             (9,924,557)         (715,892)
                                                 ------------      ------------

OTHER INCOME (EXPENSE):
  Interest expense                                 (5,675,526)          (47,624)
  Interest income                                      28,371              --
  Other income                                          1,423              --
                                                 ------------      ------------
     Total other income (expense)                  (5,645,732)          (47,624)
                                                 ------------      ------------
  Loss from continuing operations                 (15,570,289)         (763,516)
                                                 ------------      ------------

DISCONTINUED OPERATIONS:
  Operating loss from discontinued
    operations                                       (464,974)         (373,641)
  Estimated loss from disposal of real
     estate brokerage and credit union
     auditing segments                             (6,000,000)             --
                                                 ------------      ------------
  Loss from discontinued operations                (6,464,974)         (373,641)
                                                 ------------      ------------

NET LOSS                                         $(22,035,263)     $ (1,137,157)
                                                 ============      ============

PER COMMON SHARE:
  Loss from continuing operations                $      (4.25)     $       (.51)
  Loss from discontinued operations                     ( .95)             (.25)
                                                 ------------      ------------

NET LOSS                                         $      (5.20)     $       (.76)
                                                 ============      ============

NUMBER OF SHARES USED IN COMPUTATION                6,774,310         1,495,703
                                                 ============      ============


                 See accompanying notes to financial statements

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                      ------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                       For the Six Months
                                                          Ended March 31,
                                                      1997              1996
                                                 ------------      ------------
                                                          (Unaudited)

REVENUE                                          $ 20,284,459      $    149,663
                                                 ------------      ------------

COST OF SALES                                      19,572,200              --
                                                 ------------      ------------

GROSS PROFIT                                          712,259           149,663
                                                 ------------      ------------

OPERATING EXPENSES:
  Selling, general and administrative              13,501,810         1,536,675
  Depreciation and amortization                     2,447,151            17,569
                                                 ------------      ------------
                                                   15,948,961         1,554,244
  Loss from operations                            (15,236,702)       (1,404,581)
                                                 ------------      ------------

OTHER INCOME (EXPENSE):
  Interest expense                                 (5,866,037)          (97,265)
  Interest income                                      43,933              --
  Other income                                      1,460,337              --
                                                 ------------      ------------
     Total other income (expense)                  (4,361,767)          (97,265)
                                                 ------------      ------------
  Loss from continuing operations                 (19,598,469)       (1,501,846)
                                                 ------------      ------------

DISCONTINUED OPERATIONS:
  Loss from discontinued operations                (1,713,926)         (724,314)
  Estimated loss from disposal of real
     estate brokerage and credit union
     auditing segments and restructur-
     ing charges                                   (6,000,000)             --
                                                 ------------      ------------
  Loss from discontinued operations                (7,713,926)         (724,314)
                                                 ------------      ------------

NET LOSS                                         $(27,312,395)     $ (2,226,160)
                                                 ============      ============

PER COMMON SHARE:
  Loss from continuing operations                $      (7.58)     $      (1.09)
  Loss from discontinued operations                     (2.01)             (.52)
                                                 ------------      ------------

NET LOSS                                         $      (9.59)     $      (1.61)
                                                 ============      ============

NUMBER OF SHARES USED IN COMPUTATION                6,341,039         1,381,626
                                                 ============      ============


                 See accompanying notes to financial statements

                            TOTAL WORLD TELECOMMUNICATIONS, INC.
                            ------------------------------------

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------

                                                                    For the Six Months
                                                                      Ended March 31,
                                                                   1997            1996
                                                              ------------    ------------
                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(27,312,395)     (2,226,160)
Adjustments to reconcile net loss to net
 cash used in operating activities
   Depreciation                                                    836,237         282,770
   Interest accrued on amounts due stockholders                       --            23,873
   Amortization of intangible assets                             1,985,793            --
   Issuance of debt for payment of interest on debentures        2,755,334            --
   Common stock issued for consulting fees                            --            19,097
   Credit arising from disputed transaction                     (1,500,000)           --
   (Increase) decrease in accounts receivable                      215,933        (484,409)
   Increase (decrease) in mortgages held for sale                 (182,018)           --
  (Increase) decrease in advances to
     employees and stockholders                                   (494,737)       (140,000)
   (Increase) (decrease) in prepaid expenses
     and other current assets                                        4,864        (531,727)
   (Increase) decrease in other assets                              (6,326)         (9,183)
   (Decrease) increase in accounts payable
     and accrued expense                                         6,387,816        (473,005)
                                                              ------------    ------------
       Net cash provided used in operating activities          (17,309,499)     (3,538,744)
                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for acquisition of subsidiaries                      (4,433,765)           --
  Capital expenditures                                          (2,113,095)       (301,779)
                                                              ------------    ------------
  Net proceeds used in investing activities
    of continuing operations                                    (6,546,860)       (301,779)
                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of Preferred Stock                                (13,100,492)           --
  Payments for repurchase of common stock                      (10,630,611)           --
  Proceeds from notes payable & long term debt                  10,198,256        (443,366)
  Proceeds from officers                                           197,500            --
  Payments of amounts due to officers and stockholders            (100,000)       (288 639
  Payments of notes payable and long-term debt                  (5,122,801)           --
  Net proceeds from issuance of common stock per Reg S           4,577,751       6,502,251
  Net proceeds from issuance of convertible preferred stock     38,804,917            --
  Preferred stock dividends paid                                (1,883,800)        (29,200)
                                                              ------------    ------------
     Net cash provided financing activities                     22,940,720       5,741,046
                                                              ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                              915,639       1,900,523
CASH received in acquisition of SOW and N'Touch                     32,357            --
CASH AND CASH EQUIVALENTS, beginning of period                   1,358,414       1,130,843
                                                              ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                      $    475,132    $  3,031,366
                                                              ============    ============
NON-CASH FINANCING TRANSACTIONS:
 Dividends accrued on Series M Preferred Stock                $  1,854,600    $       --
                                                              ============    ============
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Interest paid                                               $    169,305    $    103,911
                                                              ============    ============

                       See accompanying notes to financial statements
                                              7

                     TOTAL WORLD TELECOMMUNICATIONS, INC.
                     ------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (UNAUDITED)

                                March 31, 1997

(1)   GENERAL:
      --------

      The interim March 31, 1997 and 1996 unaudited financial statements, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of financial position as of such date and earnings and cash flows for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, and the Statements of Operations for three and six months ended March 31, 1996 have been reclassified for comparative purposes. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the six-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997.

(2)   DISCONTINUED OPERATIONS:
      ------------------------

      In the latter part of March 1997, management elected to divest the two business units comprising the Company's non-telecommunica- tions operations. These two units are Financial Standards Group, Inc., the credit union auditing operation ("FSG"), and Real Estate Services Network Holding Corp., the real estate group ("RESN"). These operations generated net losses of approximately $6,800,000 and $1,713,926 in the year ended September 30, 1996 and the six months ended March 31, 1997, respectively. In addition, $6,000,000 (which includes $1,000,000 of estimated future losses through the disposition period estimated to be June 15, 1997) has been charged to the estimated loss on disposal of net assets of discontinued entities.

      The Company has negotiated a contract with the current management of FSG to sell all of the outstanding stock in FSG as well as the office condo in Boca Raton, Florida, all of which is owned by TWTI, for an estimated purchase price of $150,000.

      In addition, the Company is negotiating with present management of the real estate services group to sell all of the outstanding stock in its subsidiary, RESN, as well as the commercial warehouse facility in Mount Vernon, Ohio, for a purchase price of approximately $2,000,000 which is represented by a note. The note would be collateralized by an interest in the Ohio property.

      The net book value of the foregoing is approximately $7,339,200. Accordingly, the Company has recorded a charge to operations of $5,000,000 in the period representing the difference between the carrying value and the estimated realizable value of $2,339,220.

(3)   NET LOSS PER COMMON SHARE:
      --------------------------

      The loss per share is computed by dividing the weighted average shares outstanding during each period into the net loss applicable to common shares and is based on the following:

                                     Three Months Ended               Six Months Ended
                                          March 31,                       March 31,
                                    --------------------            -------------------
                                    1997            1996            1997           1996
                                    ----            ----            ----           ----
Loss from continuing
  operations                  $(15,570,289)   $   (763,516)   $(19,598,469)   $ (1,501,846)
Preferred stock dividends
  applicable to conversion
  feature and discounts         12,909,313            --        20,272,831            --
Preferred stock dividends
  based on coupon rate             320,020            --           508,849            --
                              ------------    ------------    ------------    ------------
Loss from continuing
  operations                   (28,799,622)       (763,516)    (40,380,149)     (1,501,846)
Loss from discontinued
  operations                    (6,464,974        (373,641)     (7,713,926)       (724,314)
                              ------------    ------------    ------------    ------------
Net loss applicable to
  common shares               $ 35,264,596    $ (1,137,157)   ($48,094,075)   $ (2,226,160)
                              ============    ============    ============    ============
Number of shares used
  in computation                 6,774,310       1,495,703       6,341,039       1,381,626
                              ------------    ------------    ------------    ------------
Loss per share from
  continuing operations       $      (4.25)   $       (.51)   $      (7.58)   $      (1.09)
Loss per share from
  discontinued operations             (.07)           (.25)          (1.22)           (.52)
Estimated loss on disposal
  of real estate brokerage
  and credit union auditing
  segments                            (.88)           --              (.79)           --
                              ------------    ------------    ------------    ------------

Net loss                      $      (5.20)   $       (.76)   $      (9.59)   $      (1.61)
                              ============    ============    ============    ============

 The impact of converting  certain  convertible  debt and  convertible  preferred stock is anti-dilutive.

                                        9

(4)   CHANGE IN ACCOUNTING POLICY:
      ----------------------------

      As of October 1, 1996, the Company has changed its method of accounting from not recognizing the assumed discounts from conversion of preferred shares into common shares at a discount to recognizing the benefits received by preferred stockholders' conversions as a dividend to conform to current interpretation.

      The excess of the quoted market value of the common stock assumed converted over the net proceeds (after commissions and fees) received for issuance of convertible preferred shares is considered a preferred stock dividend with this difference being accreted over the period beginning with the issuance of the preferred stock to the date the shares are eligible for conversion.

      During the period October 1, 1996 through March 31, 1997, these assumed preferred stock dividends aggregating $20,272,831 have been charged to the accumulated deficit. Unredeemed accreted amounts are included in the Redeemable Convertible Preferred Stock on the balance sheet. In addition, undeclared dividends based on coupon rates aggregated $479,641.

(5)   EQUITY TRANSACTIONS:
      --------------------


      The Company has at various times in 1996 and 1997 issued shares of its convertible preferred stock in transactions that were intended to be exempt from registration under the federal securities laws under Regulation S, and has issued convertible notes in a transaction that was intended to be exempt from registration under the federal securities laws under Regulation D. Among other provisions, these instruments have included terms of conversion that would allow a holder who has given the required notice after a specified date to convert them into shares of Common Stock based on the following formula:

                        [(x)(n/365)(y)] + y
                        -------------------
                          Conversion Rate

                  x =   a stated percentage, i.e., 0% to 10%.

                  n = the number of days from the date of closing to the date of conversion

                  y =   the   number  of  preferred   shares   being   converted
                        multiplied by the face value of the preferred stock, i.e., 1,500 shares x $100 = 150,000

    Conversion Rate =   a  stated  percentage,  i.e, 75%, 80%, 81%, etc., of the
                        five-day   average   of   the   closing   bid  price  as
                        reported on the NASDAQ SmallCap Market Exchange

      The only exception to this formula is Series Z Convertible Preferred Stock which conversions are based on the following formula:

                  [(.02)(n/365)($100.00)] + $100.00 = x
                  ---------------------------------
                          Conversion Rate

                  n = the number of days from the date of closing to the date of conversion

                  x = the number which is multiplied by the number of preferred shares being converted to obtain the number of common shares to be received, i.e., x = 122 x 1,500 shares = 183,000 common shares

      This formula essentially allows the holder to receive Common Stock having a value equal to 133% of the purchase price of the security, plus an accumulated return of 8% per annum. Upon receiving notice of conversion, the Company generally has the right to effect a redemption of the convertible security by paying the holder cash in an amount equal to the value of the Common Stock that would be issued upon conversion. If the Company fails to issue the shares of Common Stock indicated by the above formula with regard to the Series H and Series Z Preferred Stock, the instruments provide that a penalty equal to 1% of the total value of the shares issuable accrues for seven days, and after seven days the penalty accrues at a rate of 2% per day. Under these provisions, as the value of the Company's Common Stock decreases, the holder would obtain the right to purchase an ever increasing number of shares of Common Stock upon exercise of the conversion right.

      The Company has identified a number of circumstances that have caused management to believe that the holders of these convertible securities may not be legally entitled to convert such securities into Common Stock, and that the number of shares issuable to any holder that has valid conversion rights may be in dispute (the "Questionable Acts"), including without limitation the existence of heavy short selling of the Company's Common Stock during 1997, that suggest that the purchasers of the Company's convertible securities may have violated certain representations and warranties in their purchase documents with regard to their investment intent in purchasing the securities, or that they or other persons may have engaged in other actions to manipulate the price of the Company's Common Stock downward for their advantage. Such actions would also prevent the Company from issuing freely tradable shares of Common Stock upon conversion in order to avoid participating in a potentially unregistered distribution of Common Stock in violation of the federal securities laws. Accordingly, the Company is engaged in a dispute with certain of the holders of these securities as to their rights under such securities, and is preparing a proposal to restructure the Company's capital stock. This dispute could result in litigation that could require a substantial amount of the Company's limited financial resources and management time to resolve.

      As  of  March  31,  1997,  the  Company  had   outstanding  the  following
convertible securities which are convertible into Common Stock based on the formulas set forth above:
                                                         Number of
                                   Stated Value         Common Shares
                                   of Preferred          Underlying
                                      Shares             Conversion
                                   ------------         -------------
Series C                            $12,809,200           4,879,695
Series D                              5,185,600           1,975,467
Series H                              9,600,000           3,657,143
Series L                              1,035,000             394,286
Series U                                550,000             209,524
Series Y                              2,250,000             857,143
Series Z                              2,313,300             881,257
                                    -----------         -----------

                                     33,743,100          12,854,515
Other outstanding
  preferred shares:
Series A                                 73,000             730,000
Series M                                231,000           1,539,999
Series O                                 35,000             443,333
                                    -----------         -----------
                                     34,082,100          15,567,847
Accretion in excess
  of stated value                     4,952,887               -
                                    -----------         -----------
Balance March 31, 1997              $39,034,987          15,567,847(a)
                                    ===========         ===========
_____________

(a) The Company's common stock had a closing NASDAQ price of $3.50 per share on March 31, 1997 and $2.75 per share on May 19, 1997. Had such conversions, as indicated in the table above, been calculated using the May 19, 1997 stock price, the number of common shares issuable would have been substantially higher. In addition to the foregoing, in connection with outstanding convertible debt of $14,779,107 including interest, 4,859,144 shares are issuable upon conversion.

      Of the above convertible securities as of May 19, 1997, the Company had received purported conversion notices which, if honored, would result in the issuance of 8,138,057 additional shares of Common Stock. The Company has not honored these notices of Conversion, and has not delivered shares of Common Stock to the holders pursuant thereto based on the above concerns. If such notices were valid, which the Company disputes, 645,023 additional shares of Common Stock would have been issuable as of May 9, 1997 as a penalty for delayed issuance of the requested shares of Common Stock. Between January 1, 1997 and March 31, 1997, the Company did accept notices of conversion and issued 1,906,657 shares of Common Stock, as to which the Company reserves its rights to contest the validity of the conversion rights so exercised. In addition, the Company has received notices of conversion and responded with the intention of exercising the Company's right to redeem. The Company's right of redemption was
                                       12
not exercised on a timely basis, thereby reverting back to the original conversion request. Of the remaining convertible securities, based upon the market price of the Common Stock during the five trading days ending May 19, 1997, the holders of such securities, if exercising valid conversion rights, could have required that 2,241,163 additional shares of Common Stock (including 1,177,192 penalty shares) be issued, and at those same stock prices, approximately 40,000,000 additional shares of Common Stock would be issuable as of various dates ending September 18, 1997.

      When the above described convertible securities were issued, it was the Company's belief that its financial results would permit the redemption of such securities without issuance of any additional shares of Common Stock, thereby avoiding any material dilution to the holders of the Company's Common Stock. The Company's financial results in the first half of fiscal 1997 have not permitted the Company to redeem its convertible securities as intended, and the decline in the price of the Company's Common Stock has resulted in significant potential dilution of the holders of the Company's issued and outstanding Common Stock if the holders of the convertible securities have valid conversion rights at the levels they have claimed or that might otherwise be provided by their instruments. These developments may have effectively terminated the Company's ability to issue its equity securities and otherwise threaten to substantially diminish the value of the Company's Common Stock.

      The Company intends to contest by all available means the right of substantially all of the holders of the Company's convertible securities to convert based upon the Questionable Actions referenced above, and plans to propose a recapitalization of the Company. There can be no assurance that the Company will be successful in these efforts or that the holders of Common Stock will not experience substantial dilution as the result of the purported conversion of the Company's convertible securities.

      During the six months ended March 31, 1997, the Company entered into a program to purchase shares of its own stock at the market value. Accordingly, 1,601,866 shares of common stock were purchased by the Company for an aggregate cost of $10,803,600. Substantially all of these purchases were made in the first quarter of fiscal 1997. Such shares were retired.

(6)   CONVERTIBLE DEBT:
      -----------------

      On December 7, 1996, the Company entered into a convertible note agreement providing for interest at 7% and received proceeds of $8,000,000. The note was due or convertible in 60 days from the time of issuance into shares of common stock based on a formula which provided common shares to be issued at 75% of the quoted market value, as defined and having an aggregate value of $8,000,000. On February 7, 1997, the Company was granted an extension of time to repay the note until January 31, 1999. The new note bears interest at 7% per annum and was issued in the amount of $10,755,334 in consideration for extending the payment term. The difference between the new note and the original note of $2,755,334 has been charged to operations. The Company also received $2,000,000 in cash on February 7, 1997 with the same due dates and interest rates. Both notes are convertible with a similar formula to the December 7, 1996 note with conversion allowable in 90 days from the date of the note limited to conversion of 4.9% of the outstanding shares at the date conversion is requested. Accretion has been calculated from the date of the note issuance through the period the debt first could be converted. Accretion and additional accrued interest aggregating $2,023,773 has also been charged to operations. At March 31, 1997, the outstanding debt was convertible into 4,859,144 shares of common stock. Interest payments were to commence on May 1, 1997. The Company has defaulted on such payment and has accrued an additional 7% interest pursuant to the terms of the note. The note also provided for registration rights for the common shares in a defined period. The Company is past due pursuant to this provision.

(7)   FINANCIAL CONDITION:
      --------------------

      Since inception, the Company has incurred substantial losses, and as of March 31, 1997, has an accumulated deficit of $77,806,600. The Company's working capital requirements to date have been satisfied through cash on hand, as well as certain loans from private individuals and private financings with a limited number of non-resident institutional investors conducted pursuant to Regulation S and Regulation D of the federal securities laws.

      The foregoing matters and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that, with the recent acquisition of N'Touch and Southwestern Telecom, Inc. as well as the development of its prepaid debit card business, revenues will begin to increase on a quarterly basis. The Company is currently negotiating with several alternative financing sources in order to secure sufficient funding to support its contemplated expansions and acquisitions. While the Company believes that it will have the opportunity to attain additional financial support, no assurances can be provided that the Company will be able to secure sufficient funding in order to complete its financial program or achieve its strategic plans.

(8)   LEGAL PROCEEDINGS:
      ------------------

      (a) On July 16, 1996, a Company's subsidiary entered into an agreement to purchase all of the voting stock of The Financial Group ("TFG") from its shareholders ("Shareholders"), and upon consummation of that agreement, TFG became a wholly-owned subsidiary of the Company. At the time of purchase, TFG conducted a mortgage banking business and was involved in the origination, purchase and sale of residential mortgage loans. TFG presently continues to operate a mortgage banking business. As part of the stock purchase transaction, TFG entered into an agreement with the Shareholders to allow them to operate a net branch and originate residential mortgage loans under TFG's regulatory licenses and approvals. On December 17, 1996, TFG received a letter from counsel to the Shareholders which alleged numerous breaches, defaults and misrepresentations by the Company in connection with the net branch operation. The Shareholders have proposed a compromise pursuant to which the Company would pay approximately $6,400 of accounting fees and computer conversion costs allegedly incurred by the Shareholders, waive prior advances to the Shareholders in the amount of approximately $12,000, and the parties would execute mutual releases of all obligations between the parties. The Company disputes those allegations and intends to vigorously defend against these claims.

      (b) On July 1, 1995, the Company executed a Convertible Promissory Note in the original principal amount of $956,250 (which is included as a liability the Company's balance sheet) in favor of Christian E. Carlsen, as Trustee under a Land Trust Agreement dated September 19, 1992 ("Carlsen"). The Carlsen Note matured on December 31, 1996. On January 6, 1997, the Company received written Notice of default from Carlsen as to the payment of principal and interest. On March 7, 1997, the Company and Carlsen agreed to modify the terms of the note. The Company received a 60- day extension on the note with no additional interest in exchange for a $250,000 cash payment to Carlsen. At March 31, 1997, the balance of $706,250 remains unpaid.

      (c) On or about October 2, 1996, Jalmark Realty, Inc., an involuntarily dissolved Florida Corporation, and Jalmark East Realty, Inc., a Florida corporation, filed a Complaint against the Company, Real Estate Services Network Holding Corp., its subsidiary and Mr. Francesco Morello, an officer of the latter. The suit relates to an alleged breach of a 1995 agreement pursuant to which RESN had allegedly agreed to purchase the real estate brokerage business of Jalmark Realty, Inc. for $250,000. In addition to the breach of contract count, the Complaint alleges numerous other counts, including, but not limited to, for fraudulent misrepresentations, tortious interference with business relationship, defamation and violations of Florida real estate laws. The Plaintiffs have alleged damages in excess of $15,000, exclusive of interest and costs, and have reserved the right to amend the Complaint to seek punitive damages. The Defendants have filed a motion to dismiss the Complaint for failure to state a cause of action. The motions to dismiss are set for hearing in early February 1997. At the present time, discovery is being conducted in this case.

      (d) A case was filed on January 11, 1996 by the Addison Terry Company, a business brokering firm, against Total National Telecommunications Inc. (TNT). The plaintiff claims in this lawsuit that it is owed a brokerage fee of $95,000 for the services it provided in connection with possible financing for TNT. TNT operate a mortgage banking business. As part of the signed a commitment letter, but no final agreement was reached, and no financing was obtained. The plaintiff claims, however, that it is entitled to its brokerage fee due to the signing of the commitment letter. The plaintiff sues for the brokerage fee, attorneys' fees, pre-judgment interest, post-judgment interest and costs of suit. TNT denies that the brokerage fee is owed and intends to defend itself against the plaintiff's claim. Further TNT has filed counterclaims against the plaintiff asserting causes of action for breach of contract, breach of fiduciary duty, negligence, negligent misrepresentation and violation of the Texas Deceptive Trade Practices Act. TNT seeks to recover actual damages in the total amount of $165,000, exemplary damages, pre-judgment and post-judgment interest, attorneys' fees and costs of suit. The case is currently in the discovery stage, and the parties have jointly moved for a continuance of the trial date.

The following matters (items e, f, g and h) aggregating $880,000 are included in accrued expenses and other liabilities.

      (e) On June 20, 1996, the Federal Communications Commission ("FCC") issued a Notice of Apparent Liability proposing to assess a forfeiture against the Company in the amount of $200,000 for unauthorized conversion of five long distance customer accounts.

            The Company filed a Response with the FCC on July 29, 1996 arguing that the proposed forfeiture amount be reduced. While the FCC is presently in the process of reviewing the Company's Response, the Company is exploring the possibility of a settlement with the FCC regarding this matter. At March 31, 1997, the Company has accrued $200,000 relating to this matter.

      (f) In July 1996, a civil action was filed against Heartline Communications, Inc. by the Attorney General in the State of New York. Negotiations have proceeded, and it is estimated the monetary exposure in this matter to be approximately $100,000, which the Company has accrued at March 31, 1997.

      (g) In June 1996, a civil action was filed by the Middlesex County Office of Consumer Affairs in New Jersey. This has now been consolidated with an action by the Office of the Attorney General of New Jersey. Negotiations are ongoing in this, and it is anticipated that the monetary settlement range here will be near $80,000, which has been accrued.

      (h) On August 30, 1996, an administrative subpoena was issued by the Orange County District Attorney's ("OCDA") office requesting information regarding the marketing of telecommunication services in California by Heartline and TWT. Although a formal proceeding has not been instituted, the OCDA asserts that Heartline/TWT may have violated Business and Professions Code sections 17200 and 17500. These code sections provide for civil penalties for unlawful and unfair business practices and false or misleading advertising. By letter dated December 11, 1996, the OCDA demanded in excess of $1,000,000 in return for resolving the matter without litigation. Counsel believes the OCDA's demand exceeds any reasonable estimate of Heartline/TWT's liability, and has been instructed by TWT to vigorously defend the Company against these claims while continuing to explore a reasonable settlement. The Company had charged operations for $500,000 which has been accrued at March 31, 1997.

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

      (j) In June of 1996, a Class Action Complaint was filed in Cook County, Illinois against Heartline Communications, Inc. and several other defendants. This action was dismissed by the judge on November 26, 1996. The plaintiffs refiled their petition in December 1996, and it is being contested by the Company.

      (k) In February 1997, the Company also responded to civil investigative demands in Arizona and Missouri. However, at this date, nothing has been filed in either state.

ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
-------     RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS
---------------------

Three and Six Months Ended March 31, 1997 Compared to Three and Six Months Ended
--------------------------------------------------------------------------------
March 31, 1996
--------------

      For the three months ended March 31, 1997, the Company had total consolidated revenue of $11,357,170 in contrast to $81,678 for the three months ended March 31, 1996. The reason for the increase in revenues was due to the acquisition of the telecommunications (TWT) division. Management anticipates that, with the acquisition of N'Touch and Southwestern Telecom, Inc. as well as the development of its prepaid debit card business, revenues will begin to increase on a quarterly basis.

      For the three months ended March 31, 1997, the Company had a gross loss of $142,313 compared to a gross profit of $81,678 for the three months ended March 31, 1996. This decrease was attributable to the aforementioned decline in "box business" and the related write offs in accounts receivable, as well as the increased cost margins due to the under-utilization of the Company's switches and network. For the three months ended March 31, 1997, the Company had a loss from continuing operations of $15,570,289 as compared to a loss from continuing operations for the three months ended March 31, 1996 of $763,516.

      The loss from the discontinued credit union auditing segment and the real estate segment for the three months ended March 31, 1997 was $464,974 as compared to $373,641 for the same period in 1996. In addition, the estimated loss from disposal of these two segments have been accrued at $6,000,000 for the quarter ended March 31, 1997.

      The Company's consolidated net loss for the three months ended March 31, 1997 was $22,035,263 as compared to $1,137,157 at March 31, 1996. The March 31,
1997 quarter net loss includes certain expenses which are not expected to continue relating to the telecommunications segment and the costs incurred with the phaseout of the "box business." In addition, the Company realized $4,779,104 in interest expenses relating to the discount of the $12,000,000 convertible promissory note.

      For the six months ended March 31, 1997, the Company had total consolidated revenue of $20,284,459 in contrast to $149,663 for the six months ended March 31, 1996. The reason for the increase in revenues was due to the acquisition of the telecommunications (TWT) division.

      For the six months ended March 31, 1997, the Company had a gross profit of $712,259 compared to a gross profit of $149,663 for the six months ended March 31, 1996. For the six months ended March 31, 1997, the Company had a loss from continuing operations of $19,598,469 as compared to a loss from continuing operations for the six months ended March 31, 1996 of $1,501,846.

      The net loss from discontinued operations for the six months ended March 31, 1997 was $1,713,926 as compared to a net loss of $724,314 for the six months ended March 31, 1996. This was primarily due to the expansion and growth in the real estate segment.

      Interest expense increased to $5,866,037 for the six months ended March 31, 1997 as compared to $97,265 for the six months ended March 31, 1996. This is primarily due to the interest owed on the note payable pursuant to Regulation D in the amount of $4,779,107. Other income increased by $1,460,337 for the six months ended March 31, 1997 due to the reversal of the credit arising from a disputed transaction of $1,500,000.

      The Company's consolidated net loss for the six months ended March 31, 1997 was $27,312,395 as compared to a net loss of $2,226,160 at March 31, 1996.
The March 31, 1997 six-month net loss includes increased cost due to the under-utilization of the Company's switches and network. Additionally, write downs on accounts receivable have contributed to reduced gross profit. These costs are not expected to continue. The Company has discontinued its participation in the "box business." This reduction in revenue from the box business should be offset by revenues from Southwestern Telecom, N'Touch and the prepaid debit card business.

      Other costs included in the net loss for the six months ended March 31, 1997 are marketing expenses of $1.9 million, commissions paid to N'Touch sales representatives of $2.5 million, bad debt expense of $1.4 million, amortization of goodwill on the TWT acquisition of $1.4 million, a $6 million accrued loss on the disposition of discontinued operations, as well as interest expense of $5.9 million. The Company is currently reviewing its business plan and budgets and evaluating alternative solutions and planning an effort to control future losses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The foregoing matters and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that, with the recent acquisition of N'Touch and Southwestern Telecom, Inc. as well as the development of its prepaid debit card business, revenues will begin to increase on a quarterly basis. The Company is currently negotiating with several alternative financing sources in order to secure sufficient funding to support its contemplated expansions and acquisitions. While the Company believes that it will have the opportunity to attain additional financial support, no assurances can be provided that the Company will be able to secure sufficient funding in order to complete its financial program or achieve its strategic plans.

      At March 31, 1997, the Company had operating cash on hand of $475,132 as compared to operating cash on hand at March 31, 1996 of $2,312,910. At March 31, 1997, the Company had a working capital ratio of current assets to current liabilities of approximately .32. The long-term portion of debt at March 31, 1997 related to the long-term portion of five capital leases for switches located in Los Angeles, Atlanta, New York, Chicago and Houston.

      Net cash used in operating activities was approximately $17,309,499 and $3,538,744 for the three months ended March 31, 1997 and 1996, respectively. The cash used in operations of the Company was primarily to fund the Company's operating losses. Such losses are described above.

      Net cash used in investing activities was $6,546,860 and $301,799 for the three months ended March 31, 1997 and 1996, respectively. This is attributable to expenses relating to the capital expenses associated with the addition of new switches for the telecommunications segment as well as the additional payments made for the acquisition of N'Touch.

      Net cash provided by financing activities was $22,940,720 (net of payment of debt of $5,122,801, dividends paid $1,883,800, and repurchase/redemption of stock of $23,731,103) and $5,741,046 for the three months ended March 31, 1997 and 1996, respectively. The increase was primarily attributable to the issuance of the Company's Common Stock and/or convertible Preferred Stock in private placement offerings and/or sales to accredited offshore investors pursuant to Regulation S, as well as the refinancing of the discounted convertible promissory note plus the receipt of $2,000,000 in additional cash making the new convertible promissory note now $12,755,334.

      During the three months ended March 31, 1997, the Company had financed its expansion and operations with equity and debt funding. The Company received net proceeds of $53,580,924 through the issuance of 373,032 shares of its preferred stock and 305,059 shares of Common Stock pursuant to Regulation S and $2,000,000 through the refinancing of its convertible promissory note. The proceeds from such financing have been used primarily to exercise the Company's option of redemption on prior fundings. In addition, during the six months ended March 31, 1997, the Company purchased 1,601,866 shares of its Common Stock pursuant to a buyback program at a total cost of $10,803,594.

      In November 1996, the Company acquired 100 percent of the outstanding stock of Southwestern Telecom, Inc. ("STI"). The Company has formulated a nationwide expansion program to make STI a leader in the casual-user direct-dial market by expanding on a geographic basis to areas where TWT already has an existing network to better utilize TWT's origination and termination facilities and to use the tested marketing techniques of STI. For the quarter ended March 31, 1997, STI realized a net profit of $190,000. It is anticipated to take approximately eighteen months to fully realize the revenue potential of the planned nationwide expansion program.

      In December 1996, the Company acquired 100 percent of the outstanding shares of NETTouch Communications, Inc. from Telecommunications Resources, Inc., ("TRI"), of Dallas, Texas. The company paid to the principal shareholders of NETTouch $2,400,000 and issued a Common Stock Purchase Warrant to acquire shares of the Company's Common Stock at an exercise price of $7.75 per share. In addition, the Company is obligated to make additional payments to such shareholders up to an aggregate of $4,800,000 based on NETTouch achieving incremental revenues, as defined. At March 31, 1997, $1,160,000 had been paid on such additional payments, and additional $1,200,000 has been accrued. The Company is currently in default on such payments. The actual number of Warrants to be received is predicated on the level of revenues periodically obtained by NETTouch during the 1997 calendar year. To date, NETTouch has not achieved its projected revenues and, for the quarter ended March 31, 1997, has a net loss of $1.4 million.

      The Company has experienced negative cash flow during the period, and it is in arrears in several of its financial obligations. The preferred dividend payments to the former TNT shareholders have not been made through May 19, 1997. Of this amount, the balance due at March 31, 1997 has been accrued in the amount of $1,236,400.

      On July 1, 1995, the Company executed a Convertible Promissory Note in the original principal amount of $956,250 (which is included as a liability the Company's balance sheet) in favor of Christian E. Carlsen, as Trustee under a Land Trust Agreement dated September 19, 1992 ("Carlsen"). The Carlsen Note matured on December 31, 1996. On January 6, 1997, the Company received written Notice of default from Carlsen as to the payment of principal and interest. On March 7, 1997, the Company and Carlsen agreed to modify the terms of the note. The Company received a 60- day extension on the note with no additional interest in exchange for a $250,000 cash payment to Carlsen. At May 16, 1995, the balance of $706,250 remains unpaid.

      Subsequent to March 31, 1997, the Company has received net proceeds of approximately $434,420 through issuance of its preferred stock pursuant to Regulation S. Currently the Company is evaluating its business plan in an effort to achieve the necessary growth in revenues. Management is examining budgets and expects to take measures to reduce future expenses.

      The Company's plans include acquisitions of other telecommunications companies whose operations could benefit from the use of TWT's switches and network, as well as the addition of new technology and services. Several new switches are planned to facilitate the growth and enhance profit margins on current business. To achieve this necessary growth and the additional working capital, the Company will require additional funding. In the absence of conventional financing, the Company may also be looking for a strategic alliance or potential joint venturer who may be interested in acquiring the Company or forming a joint alliance.

      Given the Company's financial constraints, the lack of sufficient revenue growth, and the financial liabilities to prior investors, there can be no assurances that the Company will be able to obtain additional funding or that such funding will be sufficient to meet the continuing obligations of the Company.

                                    PART II.


ITEM 1.     LEGAL PROCEEDINGS
            -----------------

      For information  concerning current litigation  regarding the Company, see
Note 7 in the Notes to Consolidated Financial Statements.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            -------------------------------

      See Note 6 in the Notes to Consolidated Financial Statements.


ITEM 6.     FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS
            ------------------------------------------------------------------

      (a)   Exhibits -- (27) Financial Data Schedule (Electronic filing only)

      (b) The Company filed Form 8-K reports dated January 3, 1997 (item 9) and February 7, 1997 (items 5 and 7).

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

                                  TOTAL WORLD TELECOMMUNICATIONS, INC.
                                            (Registrant)



Date:  May 20, 1997               By:   /s/ Donald Booth
                                      ------------------------------------------
                                      Donald Booth, President
                                      and Chief Executive Officer



                                  By:   /s/ Loretta A. Murphy
                                      ------------------------------------------
                                      Loretta A. Murphy, Vice President
                                      Secretary and Chief Financial and
                                      Accounting Officer