Form 10QSB
period 1997-06-30
TOTAL WORLD TELECOMMUNICATIONS INC /DE/
filed 1999-04-29
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1997
                               --------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  _______________  to ________________

Commission File Number    0-20922
                          -------

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                      ------------------------------------
       (Exact name of small business Issuer as specified in its charter)

             Delaware                                 75-2274730
             --------                                 ----------
 (State or jurisdiction of                   (IRS Employer Identification No.)
 incorporation or organization)

              801 Brickell Avenue, 9th Floor, Miami, Florida 33131
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (904) 409-0200
                                 --------------
                          (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements in the past 90 days. Yes [ ] No [X]


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 81,175,193 common shares as of July 28, 1997; the Issuer is currently engaged in a dispute with certain holders of its convertible preferred stock and notes as to the validity of their asserted rights to convert their securities into Common Stock and as to the number of shares of Common Stock that may be issuable thereunder if they do have valid conversion rights. The Issuer has received purported notices of conversion which, if valid and accepted at the amounts alleged by the holders, would result in the Issuer having to issue an additional 26,957,753 shares of Common Stock as of August 18, 1997. The Company's current authorized shares are not sufficient to allow these issuances in their entirety.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.

                                AND SUBSIDIARIES


                                     INDEX


PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheet -- June 30, 1997

                  Consolidated Statements of Operations -- Three Months Ended June 30, 1997 and 1996

                  Consolidated Statements of Operations -- Nine Months Ended June 30, 1997 and 1996

                  Consolidated Statements of Cash Flows -- Nine Months Ended June 30, 1997 and 1996

                  Notes to Consolidated Financial Statements

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Financial Statements, Pro Forma Financial Information and Exhibits

                      TOTAL WORLD TELECOMMUNICATIONS, INC.

                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 JUNE 30, 1997
                                   (UNAUDITED)

                                     ASSETS





CURRENT ASSETS:
  Cash and cash equivalents                      $   166,318
  Accounts receivable, net                         9,179,737
  Due from employees and related parties             488,993
  Prepaid expenses and other current assets        1,444,000
                                                 -----------
    Total current assets                          11,279,048
                                                 -----------

PROPERTY AND EQUIPMENT, at cost
 (net of accumulated depreciation
  of $2,609,197)                                   8,404,040
                                                 -----------

OTHER ASSETS:
  Notes receivable - sale of assets of
     discontinued operations (net of
     reserve for doubtful accounts of
     $2,000,000)                                   2,050,000
  Intangible assets pertaining to sub-
     sidiary in bankruptcy (net of
     accumulated amortization of
     $10,528,510)                                  5,849,401
                                                 -----------
                                                   7,899,401
                                                 -----------

     Total assets                                $27,582,489
                                                 ===========



          See accompanying notes to consolidated financial statements.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.

                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 JUNE 30, 1997
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY





CURRENT LIABILITIES:
  Bank overdraft                                $    750,843
  Notes payable                                   16,700,271
  Accounts payable                                   131,340
  Accrued expenses and other liabilities           8,266,478
                                                ------------

     Total current liabilities                    25,848,932
                                                ------------

LIABILITIES OF SUBSIDIARY IN BANKRUPTCY           39,658,711
                                                ------------

         Total liabilities                        65,507,643
                                                ------------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock                     29,641,187
  Common Stock, $.00001 par value,
    100,000,000 shares authorized,
    49,137,802 shares issued and
    outstanding                                        2,916
  Additional paid-in capital                      77,326,880
  Accumulated deficit                           (144,156,137)
  Treasury stock at cost, 55,933
    common shares                                   (740,000)
                                                ------------
                                                 (37,925,154)
                                                ------------

     Total liabilities and
       stockholders' equity                     $ 27,582,489
                                                ============






          See accompanying notes to consolidated financial statements.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.

                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For the Three Months
                                                        Ended June 30,
                                                     1997             1996
                                                     ----             ----
                                                          (Unaudited)

REVENUE                                          $ 15,033,789      $  2,315,133

COST OF SALES                                      23,823,441         1,778,802
                                                 ------------      ------------

GROSS PROFIT (LOSS)                                (8,789,652)          536,331
                                                 ------------      ------------

OPERATING EXPENSES:
  Selling, general and administrative              13,512,435         1,824,783
  Depreciation and amortization                     1,851,326           213,604
                                                 ------------      ------------
                                                   15,363,761         2,038,387
                                                 ------------      ------------
  Loss from operations                            (24,153,413)       (1,502,056)
                                                 ------------      ------------

OTHER INCOME (EXPENSE):
  Interest income                                       5,440             3,715
  Interest expense                                 (3,050,831)         (119,589)
  Other income                                         19,609            53,278
  Write down of goodwill of subsidiary            (39,103,706)             --
                                                 ------------      ------------
     Total other income (expense)                 (42,129,488)          (62,596)
                                                 ------------      ------------
  Loss from continuing operations                 (66,282,901)       (1,564,652)
                                                 ------------      ------------

DISCONTINUED OPERATIONS:
  Loss from discontinued operations                      --            (559,653)
  Loss on disposal of real estate
    brokerage and credit union
    auditing segments including
    $461,515 of operating losses for
    the period April 1, 1997 to
    May 15, 1997, date of disposal                    (66,636)             --
                                                 ------------      ------------
  Income (loss) from discontinued
    operations                                        (66,636)         (559,653)
                                                 ------------      ------------

NET LOSS                                         $(66,349,537)     $ (2,124,305)
                                                 ============      ============

PER COMMON SHARE:
  Loss from continuing operations                $      (4.18)     $       (.80)
  Income (loss) from discontinued
    operations                                           --                (.29)
                                                 ------------      ------------

NET LOSS                                         $      (4.18)     $      (1.09)
                                                 ============      ============

NUMBER OF SHARES USED IN COMPUTATION               18,069,858         1,949,715
                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.

                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the Nine Months
                                                              Ended June 30,
                                                           1997             1996
                                                           ----             ----
                                                                 (Unaudited)

REVENUE                                                 $ 35,495,847    $  2,315,133

COST OF SALES                                             43,395,640       1,778,802
                                                        ------------    ------------

GROSS PROFIT (LOSS)                                       (7,899,793)        536,331
                                                        ------------    ------------

OPERATING EXPENSES:
  Selling, general and administrative                     27,767,986       3,277,901
  Depreciation and amortization                            4,378,853         413,178
                                                        ------------    ------------
                                                          32,146,839       3,691,079
                                                        ------------    ------------
  Loss from operations                                   (40,046,632)     (3,154,748)
                                                        ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                        (8,335,234)       (250,061)
  Interest income                                             49,373           3,962
  Other income                                             1,520,912         252,089
  Write down of goodwill of subsidiary                   (39,103,706)           --
                                                        ------------    ------------
     Total other income (expense)                        (45,868,655)          5,990
                                                        ------------    ------------
  Loss from continuing operations                        (85,915,287)     (3,148,758)
                                                        ------------    ------------

DISCONTINUED OPERATIONS:
  Loss from discontinued operations                             --        (1,201,707)
  Loss on disposal of real estate
     brokerage and credit union auditing segments and
     restructuring charges including $2,175,441 of
     operating losses for the period ending May 15,
     1997, date of disposal                               (7,780,562)           --
                                                        ------------    ------------
  Loss from discontinued operations                       (7,780,562)     (1,201,707)
                                                        ------------    ------------

NET LOSS                                                $(93,695,849)   $ (4,350,465)
                                                        ============    ============

PER COMMON SHARE:
  Loss from continuing operations                       $      (8.19)   $      (2.06)
  Loss from discontinued operations                             (.74)           (.78)
                                                        ------------    ------------

NET LOSS                                                $      (8.93)   $      (2.84)
                                                        ============    ============

NUMBER OF SHARES USED IN COMPUTATION                      10,489,239       1,532,411
                                                        ============    ============

          See accompanying notes to consolidated financial statements.

                      TOTAL WORLD TELECOMMUNICATIONS, INC.

                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Nine Months
                                                                      Ended June 30,
                                                                  1997              1996
                                                              ------------      --------
                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations                           $(93,695,849)     (4,350,465)
Adjustments to reconcile net loss to net
 cash used in operating activities
   Depreciation                                                  1,193,510         600,654
   Amortization of intangible assets                             3,185,343            --
   Write down of goodwill of subsidiary                         39,103,706            --
   Amortization of deferred compensation                         4,374,817            --
   Gain on sale of equipment                                       (21,651)           --
   Credit arising from disputed transaction                     (1,500,000)           --
   Issuance of debt for payment of interest on debentures        4,209,260            --
   Issuance of common stock to employees and stockholders             --            14,500
   Interest accrued on amounts due stockholders                       --            31,617
   Common stock issued for consulting fees                            --           312,973
   (Increase) decrease in accounts receivable                     (979,652)       (798,994)
   Increase (decrease) in mortgages held for sale                 (422,607)           --
   (Increase) decrease in advances to
     employees and stockholders                                    473,647         (63,658)
   (Increase) (decrease) in prepaid expenses
     and other current assets                                     (385,680)       (909,766)
   (Increase) decrease in other assets                             998,921          58,614
   Deferred revenue                                              3,791,596            --
   (Decrease) increase in accounts payable
     and accrued expenses                                       23,304,130      (1,548,487)
                                                              ------------    ------------
       Net cash provided used in operating activities          (16,370,509)     (6,653,012)
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loss from discontinued operations                             (7,080,562)           --
  Payments for acquisition of subsidiaries                      (4,433,765)           --
  Capital expenditures                                            (706,191)       (418,724)
                                                              ------------    ------------
  Net proceeds used in investing activities                    (12,220,518)       (418,724)
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of Preferred Stock                                (13,251,545)           --
  Payments for repurchase of common stock                      (10,630,611)           --
  Proceeds from notes payable & long term debt                  13,307,550            --
  Proceeds from officers                                           197,500            --
  Payments of amounts due to officers                              (42,421)       (765,677)
  Payments of notes payable and long-term debt                  (6,129,385)     (1,727,519)
  Net proceeds from issuance of common stock per Reg S           4,577,751            --
  Net proceeds from issuance of common stock                          --              --
  Net proceeds from issuance of convertible preferred stock     40,134,819      10,270,517
  Preferred stock dividends paid                                (1,893,533)        (43,800)
                                                              ------------    ------------
     Net cash provided financing activities                     26,270,125       7,733,521
                                                              ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                           (2,320,902)        661,785
CASH received in acquisition of TWT                                   --           121,575
CASH received in acquisition of SOW and N'Touch                     32,357            --
CASH AND CASH EQUIVALENTS, beginning of period                   1,704,020       1,130,843
                                                              ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                      $   (584,525)   $  1,914,203
                                                              ============    ============




           See accompanying notes to consolidated financial statements

                      TOTAL WORLD TELECOMMUNICATIONS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  June 30, 1997

(1)      GENERAL:
         -------

         The interim June 30, 1997 and 1996 unaudited financial statements, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of financial position as of such date and earnings and cash flows for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, and the Statements of Operations for three and nine months ended June 30, 1996 have been reclassified for comparative purposes. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the nine-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997.

(2)      DISCONTINUED OPERATIONS:
         ------------------------

         In the latter part of March 1997, management elected to divest the two business units comprising the Company's non-telecommunications operations. These two units are Financial Standards Group, Inc., the credit union auditing operation ("FSG"), and Real Estate Services Network Holding Corp., the real estate group ("RESN").

         The Company has sold to former employees the outstanding stock in FSG, all of which was owned by TWTI.

         In addition, the Company has sold to management of the real estate services group all of the outstanding stock in its subsidiary, RESN, as well as the commercial warehouse facility in Mount Vernon, Ohio.

         The Company received notes and receivables of $4,050,000 as proceeds for the sale of the aforementioned companies; however, because of these entities' poor operating performance, the Company has recorded these receivables at their estimated realizable value of $2,050,000 which is based on the underlying collateral in the companies sold.

         The Company's net book value of the foregoing is approximately $7,310,000. Accordingly, the Company has recorded a charge to operations of $5,260,000 representing the difference between the carrying value and the estimated realizable value of $2,050,000.

(3)      BANKRUPT SUBSIDIARY
         -------------------

         On July 23, 1997, the Company's wholly-owned operating subsidiary, Total National Telecommunications, Inc., filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Texas. Under Chapter 11, certain claims against the Company's subsidiary in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the subsidiary continues business operations as Debtor-in-Possession. Claims secured against the subsidiary's assets ("secured claims") also are stayed, although the holders of such claims would have the right to move the court for relief from the stay.

         On September 12, 1997, the case was converted to Chapter 7, and a trustee was appointed. On September 24, 1997, the assets of TNT were sold pursuant to 11 U.S.C. Section 363. Accordingly, the Company's intangible assets related to this subsidiary have been written off. The subsidiary's liabilities are shown separately on the June 30, 1997 balance sheet as "liabilities of subsidiary in bankruptcy."

(4)      NET LOSS PER COMMON SHARE:
         --------------------------

         The loss per share is computed by dividing the weighted average shares outstanding during each period into the net loss applicable to common shares and is based on the following:


                                    Three Months Ended           Nine Months Ended
                                         June 30,                     June 30,
                                    ------------------           -------------
                                    1997          1996           1997         1996
                                    ----          ----           ----         ----
Loss from continuing
  operations                   $(66,282,901) $(1,564,652)    $ (85,915,287) $(3,148,758)
Preferred stock dividends
  applicable to conversion
  feature and discounts          (8,283,109)       -          (28,555,940)        -
Preferred stock dividends
  based on coupon rate             (928,551)       -           (1,437,400)        -
                               ------------- -----------     -------------  -----------
Loss from continuing
  operations                    (75,494,561)  (1,564,652)    (115,908,627)   (3,148,758)
Income (loss) from dis-
  continued operations              (66,636)    (559,653)      (7,780,562)   (1,201,707)
                               ------------- ------------    -------------  ------------
Net loss applicable to
  common shares                $(75,561,197) $(2,124,305)   ($123,689,189)  $(4,350,465)
                               ============= ============   ==============  ============
Number of shares used
  in computation                 18,069,858    1,949,715       10,489,239    1,532,411
                               ------------- ------------   --------------  ------------
Loss per share from
  continuing operations         $     (4.18) $      (.80)    $    (11.05)  $     (2.06)
Income (loss) per share from
  discontinued operations              (.03)        (.29)           (.21)         (.78)
Income (loss) on disposal of
  real estate brokerage and
  credit union auditing
  segments                              .03        -                (.53)        -
                                ------------ ------------   --------------  ------------

Net loss                        $     (4.18) $     (1.09)    $    (11.79)  $     (2.84)
                                ============ ============   ============== =============

The impact of converting certain convertible debt and convertible preferred stock is anti-dilutive.

(5)      CHANGE IN ACCOUNTING POLICY:
         ----------------------------

         As of October 1, 1996, the Company has changed its method of accounting from not recognizing the assumed discounts from the conversion of preferred shares into common shares at a discount. The Company now recognizes the benefits received by preferred stockholders' conversions as a dividend to conform to current interpretation.

         As of the date of the issuance of the convertible preferred stock, the excess of the quoted market value of the common stock assumed received over the net proceeds (after commissions and fees) received for issuance of convertible preferred shares is considered a preferred stock dividend with this difference being accreted over the period beginning with the issuance of the preferred stock to the date the shares are eligible for conversion.
         During the period October 1, 1996 through June 30, 1997, these assumed preferred stock dividends aggregating $28,555,940 have been charged to the accumulated deficit. Unredeemed accreted amounts are included in the Redeemable Convertible Preferred Stock on the balance sheet. In addition, undeclared dividends based on coupon rates aggregated $1,437,400

(6)      EQUITY TRANSACTIONS:
         --------------------

         The Company has at various times in 1996 and 1997 issued shares of its convertible preferred stock in transactions that were intended to be exempt from registration under the federal securities laws under Regulation S, and it has also issued convertible notes in a transaction that was intended to be exempt from registration under the federal securities laws under Regulation D. Among other provisions, these instruments have included terms of conversion that would allow a holder who has given the required notice after a specified date to convert them into shares of Common Stock based on the following formula:

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

         The Company has identified a number of circumstances that have caused management to believe that the holders of these convertible securities may not be legally entitled to convert such securities into Common Stock, and that the number of shares issuable to any holder that has valid conversion rights may be in dispute (the "Questionable Acts"), including without limitation the existence of heavy short selling of the Company's Common Stock during 1997, that suggest that the purchasers of the Company's convertible securities may have violated certain representations and warranties in their purchase documents with regard to their investment intent in purchasing the securities, or that they or other persons may have engaged in other actions to manipulate the price of the Company's Common Stock downward for their advantage. Such actions have prevented the Company from issuing freely tradable shares of Common Stock upon conversion in order to avoid participating in a potentially unregistered distribution of Common Stock in violation of the federal securities laws. Accordingly, the Company is engaged in a dispute with certain of the holders of these securities as to their rights under such securities, and is considering a proposal to restructure the Company's capital stock. This dispute could result in litigation that would require a substantial amount of the Company's management time and limited financial resources to resolve.

         As of June 30, 1997, the Company had outstanding the following convertible securities which are convertible into Common Stock based on the formulas set forth above:

                                                  Number of
                           Stated Value         Common Shares
                           of Preferred          Underlying
                              Shares             Conversion
                              ------             ----------

Series B                    $ 1,579,900          11,087,018
Series C                      8,584,600          60,242,807
Series D                      4,720,300          33,124,912
Series E                        500,000           3,508,772
Series F                        720,000           5,052,632
Series G                      2,500,000          17,543,860
Series H                      4,737,100          33,242,807
Series L                         50,000             350,877
Series U                        120,000             842,105
Series Z                        889,900           6,244,912
                            -----------         -----------

                             24,401,800         171,240,702
Other outstanding
  preferred shares:
Series A                         73,000             730,000
Series M                        178,500           1,539,999
Series O                         35,000             233,333
                            -----------         -----------
                             24,688,300         173,744,034
Accretion in excess
  of stated value             4,952,887               -
                            -----------         -----------
Balance June 30, 1997       $29,641,187         173,744,034(a)
                            ===========         ===========


(a) The Company's common stock had a closing NASDAQ price of $0.19 per share on June 30, 1997 and $0.16 per share on July 23, 1997, the date on which trading was halted. In addition to the foregoing in connection with outstanding convertible debt of $17,650,829 at June 30, 1997 including $7,650,800 of disputed interest, 110,317,681 shares would be issuable upon conversion at the current market prices. The Company's authorized shares are 100,000,000 of which 81,175,193 shares are issued and outstanding at July 28, 1997; therefore, there are not sufficient shares available for a total conversion.

         At June 30, 1997, the Company had received purported conversion notices which, if honored, would result in the issuance of 22,176,202 additional shares of Common Stock. The Company has not honored these notices of Conversion, and has not delivered shares of Common Stock to the holders pursuant thereto based on the above concerns. Between April 1, 1997 and June 30, 1997, the Company did accept notices of conversion and issued 30,887,790 shares of Common Stock, as to which the Company reserves its rights to contest the validity of the conversion rights so exercised. In addition, the Company has received notices of conversion and responded with the intention of exercising the Company's right to redeem. The Company's right of redemption was not exercised on a timely basis, thereby reverting back to the original conversion request. Of the remaining convertible securities, based upon the market price of the Common Stock during the five trading days ending June 30, 1997, the holders of such securities, if exercising valid conversion rights, could have required that 2,241,163 additional shares of Common Stock (including 1,177,192 penalty shares) be issued, and at those same stock prices, approximately 40,000,000 additional shares of Common Stock would be issuable as of various dates ending September 18, 1997.

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

         The Company intends to contest by all available means the right of substantially all of the holders of the Company's convertible securities to convert based upon the questionable actions referenced above and plans to propose a recapitalization of the Company. There can be no assurance that the Company will be successful in these efforts or that the holders of Common Stock will not experience substantial dilution as the result of the purported conversion of the Company's convertible securities.

         During the nine months ended June 30, 1997, the Company entered into a program to purchase shares of its own stock at the market value. Accordingly, 1,601,866 shares of common stock were purchased by the Company for an aggregate cost of $10,630,611. Substantially all of these purchases were made in the first quarter of fiscal 1997. Such shares have been retired.

(7)      CONVERTIBLE DEBT:
         -----------------

         On December 7, 1996, the Company entered into a convertible note agreement providing for interest at 7% and received proceeds of $8,000,000. The note was due or convertible in 60 days from the time of issuance into shares of common stock based on a formula which provided common shares to be issued at 75% of the quoted market value, as defined, and having an aggregate value of $8,000,000. On February 7, 1997, the Company was granted an extension of time to repay the note until January 31, 1999. The new note bears interest at 7% per annum and was issued in the amount of $10,755,334 in consideration for extending the payment term. The difference of $2,755,334 between the new note and the original note has been charged to operations. The Company also received $2,000,000 in cash on February 7, 1997 with the same due dates and interest rates. Both notes are convertible with a similar formula to the December 7, 1996 note with conversion allowable in 90 days from the date of the note limited to conversion of 4.9% of the outstanding shares at the date conversion is requested. Accretion has been calculated from the date of the note issuance through the period the debt first could be converted. Accretion and additional accrued interest aggregating $7,650,829 has also been charged to operations. The creditor has demanded payment of $19,417,570 to settle this debt, and the Company has filed a lawsuit against the creditor for criminal usuary. At July 28, 1997, the outstanding debt was convertible into 110,317,681 shares of common stock. The Company's authorized shares are 100,000,000, of which 81,175,193 shares are issued and outstanding at June 30, 1997; therefore, there are not sufficient shares available for a total conversion.

         Interest payments were to commence on May 1, 1997. The Company has defaulted on such payment and has accrued an additional 7% interest pursuant to the terms of the note. The note also provided for registration rights for the common shares in a defined period. The Company is past due pursuant to this provision. In July 1997, the Company received additional financing of $2,000,000. This additional financing is collateralized by the stock of the Company's wholly-owned subsidiary (see Note 8).

(8)      FINANCIAL CONDITION:
         --------------------

         On July 23, 1997, the Company's wholly-owned subsidiary, Total National Telecommunications, Inc. ("TNT") filed a Voluntary Petition in the U.S. Bankruptcy Court for the Southern District of Texas for purposes of reorganizing under Chapter 11 of the Bankruptcy Code (Case No. 97-47491-#5-11). The Company has retained the services of Cambridge Associates, L.L.C. of Dallas, Texas to evaluate the operations during the proceedings. Negotiations are presently being held with several sources to obtain Debtor-in-Possession financing for TNT, and the Company is seeking to retain the services of an experienced interim chief executive officer for TNT to evaluate and advise on each area of the business. TNT had negotiated a contract for the Debtor-in-Possession funding the subsidiary, and they had negotiated a contract with a former senior executive of Sprint pending approval by the bankruptcy court; however, to date no Debtor-in-Possession funds have been provided.

         Through July 9, 1997, the Company has been unable to achieve a positive cash flow in its NetTouch Communications, Inc. subsidiary d/b/a N'Touch. The Company does not have the financial resources to continue to invest cash into this subsidiary until N'Touch generates positive cash flow from its own operations. Accordingly, the Company has ceased operations at N'Touch and is pursuing the sale or other divestiture of these assets.

         Since inception, the Company has incurred substantial losses, and as of June 30, 1997, has an accumulated deficit of $144,156,137. The Company's working capital requirements to date have been satisfied through cash on hand, as well as short-term loans from private individuals and private financing with a limited number of non-resident institutional investors conducted pursuant to Regulation S and Regulation D of the federal securities laws.

         The foregoing matters and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently negotiating with several alternative financing sources in order to secure sufficient funding to support its reorganization and restructuring plans. The Company's survival is also dependent on the success of its efforts to obtain Debtor-in-Possession financing for its subsidiary. Further, it is unclear at the present time whether the Company may become part of the Chapter 11 proceedings, which would require additional Debtor-in-Possession funding for the Company's reorganization. While the Company believes that it may have the opportunity to attain the necessary financial support, no assurances can be provided that the Company will be able to secure sufficient funding in order to complete its plan of reorganization.

(9)      LEGAL PROCEEDINGS:
         ------------------

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

         (b) On July 1, 1995, the Company executed a Convertible Promissory Note in the original principal amount of $956,250 (which is included as a liability the Company's balance sheet) in favor of Christian E. Carlsen, as Trustee under a Land Trust Agreement dated September 19, 1992 ("Carlsen"). The Carlsen Note matured on December 31, 1996. On January 6, 1997, the Company received written Notice of default from Carlsen as to the payment of principal and interest. On March 7, 1997, the Company and Carlsen agreed to modify the terms of the note. The Company received a 60-day extension on the note with no additional interest in exchange for a $250,000 cash payment to Carlsen. At March 31, 1997, the balance of $706,250 remains unpaid.

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

         (d) A case was filed on January 11, 1996 by the Addison Terry Company, a business brokerage firm, against Total National Telecommunications Inc. (TNT). The plaintiff claims in this lawsuit that it is owed a brokerage fee of $95,000 for the services it provided in connection with possible financing for TNT. TNT signed a commitment letter, but no final agreement was reached, and no financing was obtained. The plaintiff claims, however, that it is entitled to its brokerage fee due to the signing of the commitment letter. The plaintiff sues for the brokerage fee, attorneys' fees, pre-judgment interest, post-judgment interest and costs of suit. TNT denies that the brokerage fee is owed and intends to defend itself against the plaintiff's claim. Further TNT has filed counterclaims against the plaintiff asserting causes of action for breach of contract, breach of fiduciary duty, negligence, negligent misrepresentation and violation of the Texas Deceptive Trade Practices Act. TNT seeks to recover actual damages in the total amount of $165,000, exemplary damages, pre-judgment and post-judgment interest, attorneys' fees and costs of suit. The case is currently in the discovery stage, and the parties have jointly moved for a continuance of the trial date.

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

         (f) In July 1996, a civil action was filed against Heartline Communications, Inc. by the Attorney General in the State of New York. The case was settled on January 13, 1997 for $100,000 in investigative costs plus consumer restitution. These costs have been accrued.

         (g) In June 1996, a civil action was filed by the Middlesex County Office of Consumer Affairs in New Jersey. This has now been consolidated with an action by the Office of the Attorney General of New Jersey. Negotiations are ongoing in this, and it is anticipated that the monetary settlement range here will be $140,000, which has been accrued.

         (h) On August 30, 1996, an administrative subpoena was issued by the Orange County District Attorney's ("OCDA") office requesting information regarding the marketing of telecommunication services in California by Heartline and TWT. Although a formal proceeding has not been instituted, the OCDA asserts that Heartline/TWT may have violated Business and Professions Code sections 17200 and 17500. These code sections provide for civil penalties for unlawful and unfair business practices and false or misleading advertising. By letter dated December 11, 1996, the OCDA demanded in excess of $1,000,000 in return for resolving the matter without litigation. Counsel believes the OCDA's demand exceeds any reasonable estimate of Heartline/TWT's liability, and has been instructed by TWT to vigorously defend the Company against these claims while continuing to explore a reasonable settlement. The Company has accrued $500,000 against operations.

         (i) On April 10, 1996, the California Public Utilities Commission ("Commission") issued an Order Instituting Investigation into the operations of Heartline, Total National Telecommunica-tions, Inc. ("TNT") d/b/a Total World Telecom ("TWT") and their affiliates alleging that Heartline/TWT had violated regulations governing how long distance telephone customers are switched from one interexchange carrier to another.

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

         (j) In June of 1996, a Class Action Complaint was filed in Cook County, Illinois against Heartline Communications, Inc. and several other defendants. This action was dismissed by the judge on November 26, 1996. The plaintiffs refiled their petition in December 1996, and it was dismissed with prejudice on June 11, 1997.

         (k) In February 1997, the Company responded to civil investigative demands in Arizona. A settlement for $40,000 in investigative costs was filed in June 1997.
         (l) In February 1997, the Company also responded to a civil investigative demand in Missouri. At this date, nothing has been filed.

(10) AMENDED PLAN OF REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY COURT:
         --------------------------------------------------------------------

         The Company has filed with the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") its Amended Plan of Reorganization dated July 2, 1998. The Company's Amended Disclosure Statement dated July 2, 1998 (the "Disclosure Statement") and its Summary of Amended Disclosure Statement of Total World Telecommunications, Inc. under Chapter 11 of the United States Bankruptcy Code for Certain General Unsecured Creditors and Holders of Existing Common Stock dated July 2, 1998 (the "Summary Disclosure Statement") are submitted pursuant to Section 1125 of the Bankruptcy Code 11 U.S.C. Section 101, et. seq. (the "Bankruptcy Code") in connection with the solicitation of votes on the Plan from Holders of Impaired Claims against and Impaired Equity Interests in the Debtor and the hearing on Confirmation of the Plan schedule for August 17, 1998.

         At a hearing on June 19, 1998, this Disclosure Statement was approved by the Bankruptcy Court in accordance with Section 1125(b) of the Bankruptcy Code as containing information of a kind and in sufficient detail adequate to enable a hypothetical reasonable investor typical of holders of Claims and

Equity Interests of the relevant Voting Classes to make an informed judgment whether to accept or reject the Plan. Approval of this Disclosure Statement by the Bankruptcy Court and the transmittal of this Disclosure Statement does not, however, constitute a determination by the Bankruptcy Court as to the fairness or merits of the Plan and should not be interpreted as being a recommendation by the Bankruptcy Court either to accept or reject the Plan.

         In the opinion of the Company, as described below, the treatment of claims and equity interests under the Plan contemplates a greater recovery than that which is likely to be achieved under other alternatives for the reorganization or liquidation of the Company. Accordingly, the Company believes that confirmation of the Plan is in the best interests of creditors and holders of equity interests and recommends that the creditors and holders of equity interests vote to accept the Plan.

         The Plan has been approved by the Company's Board of Directors. In addition, Advantage Fund Limited, formerly known as GFL Advantage Fund Limited ("Advantage"), which the Company believes holds in excess of 90% of the unsecured claims against the Company, has consented to the Plan as part of a settlement between the Company and Advantage which has been approved by the Bankruptcy Court.

         In summary, the Plan is based upon (a) a transfer of all Unsecured Claims and assets of the Company (excluding certain tax attributes and a portion of the Condominium Parcel Net Proceeds) to a liquidating trust of which Holders of Allowed Unsecured Claims will be the primary beneficiaries and Holders of Allowed Subordinated Claims will be secondary beneficiaries, (b) the purchase by the Company of all of the issued and outstanding stock of Mega Blow Moulding Limited, a Canadian plastics company ("MB"), from 1299004 Ontario Corporation ("129 Ontario"), a wholly-owned subsidiary of 1274328 Ontario Inc. (the "Proponent"), in consideration for the issuance to the Proponent of approximately 76% voting control of the Reorganized Debtor and the cash sum of $75,000, (c) the cancellation of all Existing Preferred Stock and Existing Common Stock of the Debtor, and (d) the issuance of common stock of the Reorganized Debtor to Holders of Existing Preferred Stock and Existing Common Stock of the Debtor.

         In August 1997, the Board of Directors of the Company was substantially reconstituted. The new Board, having observed the failure of TNT to successfully continue its Chapter 11 case, decided to examine alternatives to maintain a level of stability with the Company for that period of time necessary for a new investor to fund ongoing and future operations for the Company. The new Board hoped to structure a transaction with a new investor which would satisfy existing Creditor Claims and preserve some value for existing stockholders of the Company. In examining all of its alternatives, the new Board concluded shortly after its appointment that the Company had no resources (financial or otherwise) to defend against any claims or actions which had been or could be asserted by Advantage. In addition, the filing of the involuntary petition against the Company on December 1, 1997 left the Company with no option but to seek to successfully reorganize under Chapter 11 of the Bankruptcy Code. In order to do so, the Company needed the support of Advantage, which, as stated above, holds in excess of 90% of the Unsecured Claims against the Company.

         The Company's efforts have resulted in (a) the Advantage Settlement Agreement, which has been approved by the Bankruptcy Court, pursuant to which Advantage has agreed to support the Plan, and (b) an agreement for the Debtor to acquire all of the stock of MBM from a wholly-owned subsidiary of the Proponent, pursuant to which MBM will become a wholly-owned operating subsidiary of the Reorganized Debtor on and after the Effective Date, August 28, 1998.

         Notwithstanding the uncertain distribution to Unsecured Creditors and the reduced equity interest for stockholders, the Company believes that the Plan is in the best interest of all Unsecured Creditors and Holders of Equity Interests for a number of reasons. First, no free and clear assets of significant value exist which are available for immediate liquidation and distribution to Unsecured Creditors and Holders of Equity Interests. Second, TNT the Company's chief operating subsidiary prior to the Involuntary Petition Date, is presently in a Chapter 7 bankruptcy proceeding in Texas, and the Company will in all likelihood receive nothing in return for its substantial investment in TNT. Third, the costs of administering the Estate continue to accrue as long as the Reorganization Case remains pending, further eroding whatever value there is available for Unsecured Creditors. Fourth, Advantage, which holds in excess of 90% of the total dollar amount of Unsecured Claims, supports the Plan and has already expended significant funds in investigating Causes of Action, the proceeds of which will be available for distribution to all Unsecured Creditors on a pro rata basis. Indeed, absent confirmation of the Plan, the Company would itself have to consider an orderly liquidation of assets in Chapter 11 or a conversion to Chapter 7, either of which would yield far less of the total number of shares of Reorganized Debtor Common Stock issued and outstanding immediately after the Effective Date.

         The Company believes that its efforts to maximize the return for Creditors and to find an investor and attract value for stockholders have been full and complete. The Company further believes that the Plan is in the best interest of all Creditors and Holders of Equity Interests, even though (a) it does not appear that there are sufficient funds to pay Unsecured Creditors in full and (b) the percentage of the outstanding equity to be retained by Holders of Equity Interests following the Effective Date will be substantially diluted. In the event of a liquidation of the Company's assets under Chapter 7 of the Bankruptcy Code, the Company believes the distribution to Unsecured Creditors would be substantially less than under the Plan. In addition, absent concessions from holders of Unsecured Claims, there would be no distribution to Holders of Equity Interests. Should the Plan not be confirmed, the Company will have to seriously consider a Chapter 7 liquidation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21F OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SPECIFICALLY, ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND PLANS AND OBJECTIVES OF MANAGEMENT OF THE COMPANY FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT AS THEY RELATE TO THE COMPANY OR COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS INCLUDING, WITHOUT LIMITATIONS, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER RELATIONS, RELATIONSHIPS WITH VENDORS, THE INTEREST RATE ENVIRONMENT, COST OF CAPITAL, GOVERNMENTAL REGULATION AND SUPERVISION, THE OPERATION OF THE COMPANY'S NETWORKS, TRANSMISSION COSTS, TECHNOLOGICAL CHANGE, CHANGES IN INDUSTRY PRACTICES, DISRUPTIONS ASSOCIATED WITH EXPANSION, ONE-TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE APPLICABLE CAUTIONARY STATEMENTS.

RESULTS OF OPERATIONS
---------------------

Three and Nine Months Ended June 30, 1997 Compared to Three and Nine Months Ended June 30, 1996
---------------------------------------------------------------------------

         For the three months ended June 30, 1997, the Company had total consolidated revenue of $15,033,789 in contrast to $2,315,133 for the three months ended June 30, 1996. The reason for the increase in revenues was due to the acquisition of the telecommunications (TWT) division. Management anticipates that, with the implementation of its plan of reorganization, revenues will decrease during the next few months. Several contracts are being discontinued due to their negative gross margins.

         For the three months ended June 30, 1997, the Company had a gross loss of $8,789,652 compared to a gross profit of $536,331 for the three months ended June 30, 1996. This decrease was attributable to the aforementioned prepaid debit card contracts, the related write offs in accounts receivable, and the increased cost margins due to the under-utilization of the Company's switches and network. For the three months ended June 30, 1997, the Company had a loss from continuing operations of $66,282,901 as compared to a loss from continuing operations for the three months ended June 30, 1996 of $1,564,652.

  The estimated loss from disposal of these two segments had been accrued at $7,000,000 for the quarter ended March 31, 1997. Since the actual loss was less, the Company recognized income of $841,000 for the three months ended June 30, 1997 due to an over-accrual in the prior quarter.

         The Company's consolidated net loss for the three months ended June 30, 1997 was $22,424,893 as compared to $2,124,305 at June 30, 1996. The June 30,
1997 quarter net loss includes certain expenses which are not expected to continue relating to the telecom segment. In addition, the Company realized $3,050,831 in interest expenses relating to the discount of the $12,000,000 convertible promissory notes.

         For the nine months ended June 30, 1997, the Company had total consolidated revenue of $35,495,847 in contrast to $2,315,133 for the nine months ended June 30, 1996. The reason for the increase in revenues was due to the acquisition of the telecommunications (TWT) division.

         For the nine months ended June 30, 1997, the Company had a gross loss of $7,899,793 compared to a gross profit of $536,331 for the nine months ended June 30, 1996. For the nine months ended June 30, 1997, the Company had a loss from continuing operations of $85,915,287 as compared to a loss from continuing operations for the nine months ended June 30, 1996 of $3,148,758.

         The net loss from discontinued operations for the nine months ended June 30, 1997 was $7,780,562 as compared to a net loss of $1,201,707 for the nine months ended June 30, 1996. This was primarily due to the loss on disposal of the real estate brokerage and credit union auditing segments.

         Interest expense increased to $8,335,234 for the nine months ended June 30, 1997 as compared to $250,061 for the nine months ended June 30, 1996. This is primarily due to the disputed interest owed on the note payable pursuant to Regulation D in the amount of $4,900,000. Other income increased by $1,268,823 for the nine months ended June 30, 1997 due to the reversal of the credit arising from a disputed transaction of $1,500,000.

         The Company's consolidated net loss for the nine months ended June 30, 1997 was $93,695,849 as compared to a net loss of $4,350,465 at June 30, 1996.
The June 30, 1997 nine-month net loss includes increased cost due to the under-utilization of the Company's switches and network, as well as the inability to obtain the most efficient pricing. Several contracts had continued to operate at negative margins through the end of July. With the plan of reorganization, these contracts have been discontinued. Write downs on accounts receivable have also contributed to reduced gross profit. These costs are not expected to continue.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The foregoing matters and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently negotiating with several alternative financing sources in order to secure sufficient funding to support its reorganization and restructuring plans. The Company's survival is also dependent on the success of its efforts to obtain Debtor-in-Possession financing for its subsidiary. Further, it is unclear at the present time whether the Company may become part of the Chapter 11 proceedings, which would require additional Debtor-in-Possession funding for the Company's reorganization. While the Company believes that it may have the opportunity to attain the necessary financial support, no assurances can be provided that the Company will be able to secure sufficient funding in order to complete its plan of reorganization.

         The Company has engaged the services of Cambridge Associates, L.L.C., of Dallas, Texas to assist in the restructuring. A plan for the reorganization of TNT is being developed which may include a third party, a possible joint venture, a reduction of its network, and the sale of certain other assets. Each segment of the operation is being reviewed, and certain contracts have been discontinued due to their negative margins. Costs are being reduced to a level appropriate with remaining revenues. Several senior executives have been eliminated, and remaining executives have been subject to substantial salary and benefit reductions.

         At June 30, 1997, the Company had operating cash on hand of $(584,525) as compared to operating cash on hand at June 30, 1996 of $1,390,255. At June 30, 1997, the Company had a working capital ratio of current assets to current liabilities of approximately .45.

         Net cash used in operating activities was approximately $16,370,509 and $6,653,012 for the three months ended June 30, 1997 and 1996, respectively. The cash used in operations of the Company was primarily to fund the Company's operating losses. Such losses are described above.

         Net cash used in investing activities was $12,220,518 and $418,724 for the three months ended June 30, 1997 and 1996, respectively. This is attributable to expenses relating to the capital expenses associated with the addition of new switches for the telecommunications segment as well as the additional payments made for the acquisition of N'Touch.

         Net cash provided by financing activities was $26,270,125 and $7,733,521 for the three months ended June 30, 1997 and 1996, respectively. The increase was primarily attributable to the issuance of the Company's Common Stock and/or convertible Preferred Stock in private placement offerings and/or sales to accredited offshore investors pursuant to Regulation S, as well as the refinancing of the discounted convertible promissory note plus the receipt of $2,000,000 in additional cash making the new convertible promissory note now $12,755,334.

         During the three months ended June 30, 1997, the Company had financed its expansion and operations with equity and debt funding. The Company received funds through the issuance of shares of its preferred stock and shares of Common Stock pursuant to Regulation S and $2,000,000 through the refinancing of its convertible promissory note. The proceeds from such financing have been used primarily to exercise the Company's option of redemption on prior fundings. In addition, during the nine months ended June 30, 1997, the Company purchased 1,601,866 shares of its Common Stock pursuant to a buyback program at a total cost of $10,803,594.

         In December 1996, the Company acquired 100 percent of the outstanding shares of NETTouch Communications, Inc., d/b/a N'Touch, from Telecommunications Resources, Inc., ("TRI"), of Dallas, Texas. The company paid to the principal shareholders of NETTouch $2,400,000 and issued a Common Stock Purchase Warrant to acquire shares of the Company's Common Stock at an exercise price of $7.75 per share. In addition, the Company was obligated to make additional payments to such shareholders $4,800,000. The Company is currently in default on such payments. To date, N'Touch has not achieved its projected revenues and, for the quarter ended June 30, 1997, has a net loss of $1,146,000. Since N'Touch has been unable to achieve a positive cash flow, and since the Company does not have the financial resources to continue to invest cash into this subsidiary until it achieves profitability from its own operations, the Company has ceased operations at N'Touch and is pursuing the sale or other divestiture of these assets.

         The Company has experienced negative cash flow during the period, and it is in arrears in several of its financial obligations. The preferred dividend payments to the former TNT shareholders have not been made. Of this amount, the balance due at June 30, 1997 has been accrued in the amount of $3,091,000.

         On July 1, 1995, the Company executed a Convertible Promissory Note in the original principal amount of $956,250 (which is included as a liability the Company's balance sheet) in favor of Christian E. Carlsen, as Trustee under a Land Trust Agreement dated September 19, 1992 ("Carlsen"). The Carlsen Note matured on December 31, 1996. On January 6, 1997, the Company received written Notice of default from Carlsen as to the payment of principal and interest. On March 7, 1997, the Company and Carlsen agreed to modify the terms of the note. The Company received a 60-day extension on the note with no additional interest in exchange for a $250,000 cash payment to Carlsen. At August 14, 1997, the balance of $706,250 remains unpaid, and Carlsen has filed a Motion for Summary Judgment .

         Subsequent to June 30, 1997, the Company has received net proceeds of approximately $744,800 through issuance of its Series R Preferred Stock pursuant to Regulation S.

         Given the Company's financial constraints, the lack of sufficient revenue growth, the negative gross margins, and the financial liabilities to prior investors, there can be no assurances that the Company will be able to continue as a going concern. The Company is currently utilizing the services of an outside consultant to assist in the reorganization and restructuring. Several senior executives have been eliminated. The Company's Board of Directors and the Board of the TNT subsidiary have been replaced, and a new President and CEO will be appointed at each level. Remaining executives have been subject to salary and benefit reductions. The Company is currently negotiating with several financing sources to support its reorganization and restructuring plans. The survival is also contingent upon an agreement with a Debtor-in-Possession financier. While the Company believes that it may have such financial support, no assurances can be provided that the Company will secure sufficient funding to complete its plan of reorganization.

         On May 30, 1997, the Company, its officers and directors received subpoenas issued by the Securities and Exchange Commission pursuant to an order of investigation. The investigation is ongoing, and the Securities and Exchange Commission has provided no information to the Company regarding the investigation. Any party interesting in obtaining further information regarding the investigation can attempt to do so by contacting the Miami, Florida Branch Office of the Securities and Exchange Commission.

         In August 1997, Joseph Lents resigned as Chairman of the Board of the Company, and the Board of Directors of the Company was thereafter substantially reconstituted to add Vincent Landis, Carlos Trueba and Les Miller as new members of the Board with the then existing directors, Arnold Salinas and Loretta Murphy. Loretta Murphy resigned as a director of the Company during the course of the Reorganization Case in order to pursue other business interests. During the Reorganization Case, Luis Alvarez has served as interim President of the Company. None of the directors of executive officers of the Company has received any compensation from the Company for service in such capacities for the period from the Involuntary Petition Date to the date of this quarterly report.

         A number of factors ultimately contributed to the Company's decision to seek Bankruptcy Court protection. As of March 31, 1996, the Company was experiencing a number of financial problems, including significant losses since its inception, negative cash flow and arrears in several of its obligations. A significant portion of these problems resulted from the losses sustained in the TNT operations. As a result of the foregoing, the Company continued to finance its expansion and operations with equity and debt financing in 1997. In 1997, the Company was sued in various jurisdictions as a result of these equity offerings. In July 1997, TNT was forced to seek protection under Chapter 11 of the Bankruptcy Code. In September 1997, TNT's Chapter 11 case was converted to a case under Chapter 7 of the Bankruptcy Code, thus leaving the Company with little hope of recouping its substantial investment in TNT. On December 1, 1997, three petitioning alleged creditors, Francesco Morello, Christopher Robichaux and David J. Latraverse, filed an involuntary petition under Chapter 7 of the Bankruptcy Code against the Company. On December 19, 1997, Advantage instituted the Advantage Suit against certain former officers and directors of the Company. Had it not been for the filing of the involuntary petition and the automatic stay provisions of Section 362 of the Bankruptcy Code, Advantage would have also named the Company as a defendant in the Advantage Suit. The combined effect of these events led the Company to conclude that it was without any viable procedure for handling these and other concerns outside of a reorganization proceeding under Chapter 11 of the Bankruptcy Code. Accordingly, on December 24, 1997, the Company consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code.

         The Company has filed with the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") its Amended Plan of Reorganization dated July 2, 1998. The Company's Amended Disclosure Statement dated July 2, 1998 (the "Disclosure Statement") and its Summary of Amended Disclosure Statement of Total World Telecommunications, Inc. under Chapter 11 of the United States Bankruptcy Code for Certain General Unsecured Creditors and Holders of Existing Common Stock dated July 2, 1998 (the "Summary Disclosure Statement") are submitted pursuant to Section 1125 of the Bankruptcy Code 11 U.S.C. Section 101, et. seq. (the "Bankruptcy Code") in connection with the solicitation of votes on the Plan from Holders of Impaired Claims against and Impaired Equity Interests in the Debtor and the hearing on Confirmation of the Plan schedule for August 17, 1998.

         At a hearing on June 19, 1998, this Disclosure Statement was approved by the Bankruptcy Court in accordance with Section 1125(b) of the Bankruptcy Code as containing information of a kind and in sufficient detail adequate to enable a hypothetical reasonable investor typical of holders of Claims and Equity Interests of the relevant Voting Classes to make an informed judgment whether to accept or reject the Plan. Approval of this Disclosure Statement by the Bankruptcy Court and the transmittal of this Disclosure Statement does not, however, constitute a determination by the Bankruptcy Court as to the fairness or merits of the Plan and should not be interpreted as being a recommendation by the Bankruptcy Court either to accept or reject the Plan.

         In the opinion of the Company, as described below, the treatment of claims and equity interests under the Plan contemplates a greater recovery than that which is likely to be achieved under other alternatives for the reorganization or liquidation of the Company. Accordingly, the Company believes that confirmation of the Plan is in the best interests of creditors and holders of equity interests and recommends that the creditors and holders of equity interests vote to accept the Plan.

         The Plan has been approved by the Company's Board of Directors. In addition, Advantage Fund Limited, formerly known as GFL Advantage Fund Limited ("Advantage"), which the Company believes holds in excess of 90% of the unsecured claims against the Company, has consented to the Plan as part of a settlement between the Company and Advantage which has been approved by the Bankruptcy Court.

         In summary, the Plan is based upon (a) a transfer of all Unsecured Claims and assets of the Company (excluding certain tax attributes and a portion of the Condominium Parcel Net Proceeds) to a liquidating trust of which Holders of Allowed Unsecured Claims will be the primary beneficiaries and Holders of Allowed Subordinated Claims will be secondary beneficiaries, (b) the purchase by the Company of all of the issued and outstanding stock of Mega Blow Moulding Limited, a Canadian plastics company ("MB"), from 1299004 Ontario Corporation ("129 Ontario"), a wholly-owned subsidiary of 1274328 Ontario Inc. (the "Proponent"), in consideration for the issuance to the Proponent of approximately 76% voting control of the Reorganized Debtor and the cash sum of $75,000, (c) the cancellation of all Existing Preferred Stock and Existing Common Stock of the Debtor, and (d) the issuance of common stock of the Reorganized Debtor to Holders of Existing Preferred Stock and Existing Common Stock of the Debtor.

         In August 1997, the Board of Directors of the Company was substantially reconstituted. The new Board, having observed the failure of TNT to successfully continue its Chapter 11 case, decided to examine alternatives to maintain a level of stability with the Company for that period of time necessary for a new investor to fund ongoing and future operations for the Company. The new Board hoped to structure a transaction with a new investor which would satisfy existing Creditor Claims and preserve some value for existing stockholders of the Company. In examining all of its alternatives, the new Board concluded shortly after its appointment that the Company had no resources (financial or otherwise) to defend against any claims or actions which had been or could be asserted by Advantage. In addition, the filing of the involuntary petition against the Company on December 1, 1997 left the Company with no option but to seek to successfully reorganize under Chapter 11 of the Bankruptcy Code. In order to do so, the Company needed the support of Advantage, which, as stated above, holds in excess of 90% of the Unsecured Claims against the Company.

         The Company's efforts have resulted in (a) the Advantage Settlement Agreement, which has been approved by the Bankruptcy Court, pursuant to which Advantage has agreed to support the Plan, and (b) an agreement for the Debtor to acquire all of the stock of MBM from a wholly-owned subsidiary of the Proponent, pursuant to which MBM will become a wholly-owned operating subsidiary of the Reorganized Debtor on and after the Effective Date of August 28, 1998.

         Notwithstanding the uncertain distribution to Unsecured Creditors and the reduced equity interest for stockholders, the Company believes that the Plan is in the best interest of all Unsecured Creditors and Holders of Equity Interests for a number of reasons. First, no free and clear assets of significant value exist which are available for immediate liquidation and distribution to Unsecured Creditors and Holders of Equity Interests. Second, TNT the Company's chief operating subsidiary prior to the Involuntary Petition Date, is presently in a Chapter 7 bankruptcy proceeding in Texas, and the Company will in all likelihood receive nothing in return for its substantial investment in TNT. Third, the costs of administering the Estate continue to accrue as long as the Reorganization Case remains pending, further eroding whatever value there is available for Unsecured Creditors. Fourth, Advantage, which holds in excess of 90% of the total dollar amount of Unsecured Claims, supports the Plan and has already expended significant funds in investigating Causes of Action, the proceeds of which will be available for distribution to all Unsecured Creditors on a pro rata basis. Indeed, absent confirmation of the Plan, the Company would itself have to consider an orderly liquidation of assets in Chapter 11 or a conversion to Chapter 7, either of which would yield far less of the total number of shares of Reorganized Debtor Common Stock issued and outstanding immediately after the Effective Date.

         The Company believes that its efforts to maximize the return for Creditors and to find an investor and attract value for stockholders have been full and complete. The Company further believes that the Plan is in the best interest of all Creditors and Holders of Equity Interests, even though (a) it does not appear that there are sufficient funds to pay Unsecured Creditors in full and (b) the percentage of the outstanding equity to be retained by Holders of Equity Interests following the Effective Date will be substantially diluted. In the event of a liquidation of the Company's assets under Chapter 7 of the Bankruptcy Code, the Company believes the distribution to Unsecured Creditors would be substantially less than under the Plan. In addition, absent concessions from holders of Unsecured Claims, there would be no distribution to Holders of Equity Interests. Should the Plan not be confirmed, the Company will have to seriously consider a Chapter 7 liquidation. For these reasons, the Company urges that the Plan be accepted.

                                    PART II.


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         For information concerning current litigation regarding the Company, see Note 9 in the Notes to Consolidated Financial Statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         See Note 6 in the Notes to Consolidated Financial Statements.


ITEM 6.  FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS
         ------------------------------------------------------------------

                  (a) Exhibits -- None

                  (b) The Company filed Form 8-K reports dated April 1, 1997 (items 5, 7 and 9), July 9, 1997 (item 5), August 31, 1997
                  (item 5), September 4, 1997 (items 5 and 7) and December 1, 1997 (item 5).

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

                                            TOTAL WORLD TELECOMMUNICATIONS, INC.
                                                      (Registrant)



Date:  ______________, 1998         By:
                                        -----------------------
                                        Luis Alvarez, President