Form 10KSB40
period 1997-09-30
TOTAL WORLD TELECOMMUNICATIONS INC /DE/
filed 1999-04-29
CIK 846381

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Year Ended September 30, 1997

                          Commission File No. 0-20922


                           WHITEHALL ENTERPRISES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                  Delaware                              75-2274730
--------------------------------------------------------------------------------
    (State of Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

              801 Brickell Avenue, 9th Floor, Miami, Florida 33131
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  (904) 409-0200
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

Name of Each Exchange                       Title of Each Class
on Which Registered
________________________________          ________________________________
________________________________          ________________________________

Securities registered under Section 12(g) of the Exchange Act:____________

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

                                   Yes   [X]       No__

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                   Yes   [X]       No__


State issuer's revenues for its most recent fiscal year: $41,034,609.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                  Common Stock, par value $.0001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on December 31, 1998. Due to the events and circumstances taking place in the operations of the Company, there have been no material exchange transactions, and consequently, no recent market value on the closing bid price of the Common Stock on the NASD Automated Quotation System. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                   Yes   [X]       No__

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   124,900,000 shares of Common Stock, $.0001 par value, as of December 31, 1998.

                                     PART I
                                     ------

BUSINESS

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

OTHER THAN HISTORICAL AND FACTUAL STATEMENTS, THE MATTERS AND ITEMS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS OF WHITEHALL ENTERPRISES, INC. FORMERLY KNOWN AS TOTAL WORLD TELECOMMUNICATIONS, INC. AND ITS SUBSIDIARIES (COLLECTIVELY, THE "COMPANY") MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT COULD CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED WITH THE FORWARD-LOOKING STATEMENTS THROUGHOUT THIS REPORT AND ARE SUMMARIZED IN THIS SECTION AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-FORWARD-LOOKING STATEMENTS-CAUTIONARY LANGUAGE."

INTRODUCTION AND RECENT DEVELOPMENTS
------------------------------------

         Whitehall Enterprises, Inc. formerly known as Total World Telecommunications, Inc., formerly International Standards Group, Limited (the "Company"), has filed with the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") its Amended Plan of Reorganization dated July 2, 1998. The Company's Amended Disclosure Statement dated July 2, 1998 (the "Disclosure Statement") were submitted pursuant to Section 1125 of the Bankruptcy Code 11 U.S.C. Section 101, et. seq. (the "Bankruptcy Code") in connection with the solicitation of votes on the Plan from Holders of Impaired Claims against and Impaired Equity Interests in the Debtor.

         At a hearing on June 19, 1998, this Disclosure Statement was approved by the Bankruptcy Court in accordance with Section 1125(b) of the Bankruptcy Code as containing information of a kind and in sufficient detail adequate to enable a hypothetical reasonable investor typical of holders of Claims and Equity Interests of the relevant Voting Classes to make an informed judgment whether to accept or reject the Plan. On August 28, 1998, the Court approved the Plan of Reorganization.

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

         In summary, the Plan is based upon (a) a transfer of all Unsecured Claims and assets of the Company (excluding certain tax attributes and a portion of the Condominium Parcel Net Proceeds) to a liquidating trust of which Holders of Allowed Unsecured Claims will be the primary beneficiaries and Holders of Allowed Subordinated Claims will be secondary beneficiaries, (b) the purchase by the Company of all of the issued and outstanding stock of Mega Blow Moulding Limited, a Canadian plastics company ("MBM"), from 1299004 Ontario Corporation ("129 Ontario"), a wholly-owned subsidiary of 1274328 Ontario Inc. (the "Proponent"), in consideration for the issuance to the Proponent of approximately 76% voting control of the Reorganized Debtor and the cash sum of $75,000, (c) the cancellation of all Existing Preferred Stock and Existing Common Stock of the Debtor, and (d) the issuance of common stock of the Reorganized Debtor to Holders of Existing Preferred Stock and Existing Common Stock of the Debtor.

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

         The Company's efforts have resulted in (a) the Advantage Settlement Agreement, which has been approved by the Bankruptcy Court, pursuant to which Advantage has agreed to support the Plan, and (b) an agreement for the Debtor to acquire all of the stock of MBM from a wholly-owned subsidiary of the Proponent, pursuant to which MBM will become a wholly-owned operating subsidiary of the Reorganized Debtor.
                                       4

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

         Prior to the petition for bankruptcy and through September 12, 1997, the Company, through various subsidiaries, provided telecommunications services. Through Financial Standards Group, Inc. ("FSGI") and Real Estate Services Network Holding Corp. ("RESN") subsidiaries, both Florida corporations the Company assisted credit unions and their supervisory committees in performing comprehensive or internal regulatory compliance audits in satisfaction of their statutory requirements. It also provided related internal auditing, accounting and managerial advisory services to credit unions. RESN provided commercial and residential real estate brokerage, mortgage origination and title services.

         In June 1996, the Company acquired Houston-based Total National Telecommunications, Inc., doing business as Whitehall Enterprises, Inc. formerly known as Total World Telecom, Inc. ("TWT"), a Tier 2 switch-based interexchange carrier that utilizes digital and fiber optic facilities, with switches located in New York, Chicago, Los Angeles, Atlanta, Houston, Dallas, Kansas City and Miami as of December 31, 1996, and two additional switches in Seattle and Washington, D.C. will be operational in early 1997.

         In the latter part of March 1997, management elected to divest the two business units comprising the Company's non-telecommunication operations. These two units are Financial Standards Group, Inc., the credit union auditing operation ("FSGI"), and Real Estate Services Network Holding Corp., the real estate group ("RESN").

         The Company has sold to former employees the outstanding stock in FSGI, all of which was owned by TWTI.

         In addition, the Company has sold to management of the real estate services group all of the outstanding stock in its subsidiary, RESN, as well as the commercial warehouse facility in Mount Vernon, Ohio.

         The Company received notes and receivables of $4,050,000 as proceeds for the sale of the aforementioned companies; however, because of these entities' poor operating performance, the Company has recorded these receivables at no estimated realizable value of which is based on the underlying collateral in the companies sold.

         The Company's net book value of the foregoing is approximately $7,310,000. Accordingly, the Company has recorded a charge to operations of that amount which represents the difference between the carrying value and the estimated realizable value.

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

TOTAL WORLD TELECOMMUNICATIONS, INC.
-----------------------------------

         General
         -------

         Total World Telecommunications, Inc. formerly known as Total World Telecom was established in Houston, Texas in 1991 as a single switch-based long distance carrier, and has since expanded its revenue base and geographic scope of operations to become a Tier 2 switch-based long distance carrier with eight Stromberg-Carlson DCO Tandem switches located in Houston, Dallas, Miami, Atlanta, New York, Chicago, Kansas City and Los Angeles. TWT's digital fiber optic network uses leased transmission facilities and proprietary switches to originate and terminate calls between U.S. cities together with utilization of overflow facilities to other major carriers for all other areas. In addition, TWT has bulk purchase agreements with major international carriers which allows it to offer qualitative and competitively priced international service.

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

         Employees
         ---------

         As of September 30, 1996, TWT employed 80 persons on a full time basis and two on a part time basis. None of TWT's employees are members of a labor union or are covered by a collective bargaining agreement. AT September 30, 1997 TWT employed no one due to its bankruptcy.

         Litigation
         ----------

         All litigation ceased as a result of TWT's Chapter VII bankruptcy.

         Bankruptcy proceedings
         ----------------------

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

MOUNT VERNON DISTRIBUTION CENTER AND REAL ESTATE SERVICES NETWORK HOLDING CORP.
-------------------------------------------------------------------------------
(formerly MEMBERSHIP REALTY HOLDING CORP.)
------------------------------------------

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

         During 1997, the Company sold to management of the real estate services group all of the outstanding stock of RESN, as well as the commercial warehouse facility in Mount Vernon, Ohio.

ITEM 2.  DESCRIPTION OF PROPERTIES
         -------------------------

         The Company's executive offices are located at: 801 Brickell Avenue, 9th Floor, Miami, Florida 33131. Until August 31, 1998, the executive offices were located at: 3200 North Military Trail, Suite 300, Boca Raton, Florida 33431. These premises consist of approximately 7,700 square feet of space. In June 1995, the Company purchased this office condominium at a purchase price of $636,000 which included $50,000 in cash, the issuance of 200,000 shares of the Company's Common Stock and a wrap-around mortgage totaling $520,000. At September 30, 1997, the principal balance remaining was $436,505.

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

         TWT leased additional office space located at 16416 Northchase Drive, Suite 290, Houston, Texas 77060. The lease agreement for 6,060 square feet is for a term beginning February 1, 1994 and concluding on January 31, 1999 at a base rent of $4,042.72 plus operating expenses escalation of $332.00 per month.

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

         All litigation closed as a result of the Company's Chapter XI.


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

                                              High      Low
                                              ----      ---

October 1 - December 31, 1993                $ 3.06    $1.75
January 1 - March 31, 1994                   $ 4.16    $1.25
April 1 - June 30, 1994                      $ 3.81    $1.75
July 1 - September 30, 1994                  $ 3.56    $1.56
October 1 - December 31, 1994                $ 1.18    $0.50
January 1 - March 31, 1995                   $ 1.00    $0.32
April 1 - June 30, 1995                      $ 1.19    $0.38
July 1 - September 30, 1995                  $ 1.29    $0.75
October 1 - December 31, 1995                $ 1.81    $0.66
January 1 - March 31, 1996                   $ 1.56    $0.50
April 1 - June 30, 1996                      $ 1.53    $0.56
July 1 - September 30, 1996                  $ 1.16    $0.47
October 1 - October 14, 1996                 $ 0.53    $0.41
October 15 - December 31, 1996               $10.05    $4.75
January 31 - February 27,   1997             $ 6.25    $2.94
February 28 - March 30, 1997                 $ 7.31    $4.31
March 31 - April 29, 1997                    $ 5.56    $3.50
April 30 - May 29, 1997                      $ 4.06    $1.69
May 30 - June 29, 1997                       $ 3.25    $0.56*
June 30 - September 29, 1997                 $ 1.75    $0.13
September 30 - October 30, 1997              $ 0.19    $0.00
October 31 - November 27, 1997               $ 0.80    $0.01
November 28 - December 30, 1997              $ 0.10    $0.01
December 31 - January 29 1998                $ 0.10    $0.00
January 30 - March 31, 1998                  $ 0.05    $0.00
April 30 - May 28, 1998                      $ 0.13    $0.00
May 29 - June 29, 1998                       $ 0.05    $0.00
June 30 - July 30, 1998                      $ 0.07    $0.00
July 31 - August 30, 1998                    $ 0.01    $0.00
August 31 - September 30, 1998               $ 0.05    $0.00
October 30 - December 31, 1998               $ 0.04    $0.00

*After May, 1997 the Company had no significant operations. Consequently, after May, 1997, there have been no authoritative/authentic bid quotations.

         As of December 31, 1990, the approximate number of holders of the Company's Common Stock was 8,600.

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

         During 1997, the Company was obligated to pay semiannual cumulative dividends of 8% or $58,400 on an annual basis on the 73,000 shares of its Series A Preferred Stock presently outstanding. The Company is obligated to pay monthly cumulative dividends of 2.7% or $452,000 until the underlying shares of Common Stock are registered under the Securities Act of 1933 on the 178,500 shares of its Series M Preferred Stock presently outstanding.

         Pursuant to the Company's Convertible Note dated December 9, 1996 in favor of GFL Advantage Fund Limited, the Company was precluded from paying dividends on its capital stock during the term that such note remains outstanding.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

         The Company's consolidated net loss for the year ended September 30, 1997 was $87,784,963. The estimated loss from disposal of these two segments had been accrued at $7,144,423.

         For the year ended September 30, 1997, the Company had total consolidated revenue of $41,034,609 in contrast to $21,584,874 for the year ended September 30, 1996. The reason for the increase in revenues was due to the acquisition of the telecommunications (TNT) division.

         For the year ended September 30, 1997, the Company had a gross loss of ($6,104,398) compared to a gross profit of $2,502,138 for the year ended September 30, 1996. For the year ended September 30, 1997, the Company had a loss from continuing operations of $109,502,617 as compared to a loss from continuing operations for the year ended September 30, 1996 of $12,125,097.

         The net gain from discontinued operations for the year ended September 30, 1997 was $21,757,654. This was primarily due to the loss on disposal of the real estate brokerage and credit union auditing segments and the recognition of the forgiveness of debt in TWT as a result of its Chapter VII.

         Interest expense increased to $7,266,885 for the year ended September 30, 1997 as compared to $835,167 for the year ended September 30, 1996. This is primarily due to the disputed interest owed on the note payable pursuant to Regulation D in the amount of $4,900,000. Other income increased by $1,268,823 for the year ended September 30, 1997 due to the reversal of the credit arising from a disputed transaction of $1,500,000.
         The Company's consolidated net loss for the year ended September 30, 1997 was $87,784,963.

         During the year ended September 30, 1998, the Company focused its resources in the effort to successfully achieve its Chapter XI Bankruptcy reorganization Plan.

         The Company's plan for growth included the acquisition of MBM. The Board of Directors are currently studying several other acquisitions in South Florida. To achieve this growth and the necessary working capital, the Company will require additional funding. The Company has received preliminary commitments from investors to arrange future funding. While the Company has reason to expect the completion of these arrangements, no assurances can be given that such funds will be provided.

Description of Stock Purchase Agreement
---------------------------------------

         On June 19, 1998, following extensive negotiations, the Debtor entered into the Stock Purchase Agreement with 129 Ontario has agreed to sell, and the Debtor (subject to the approval of the Bankruptcy Court) has agreed to purchase, effective as of the Effective Date 100% of the issued and outstanding stock of MBM. As a result thereof, on and after the August 28, 1998, MBM will be a wholly-owned subsidiary of the Reorganized Debtor. Prior to and during the Reorganization Case, management of the Debtor has actively searched for an operating business to bring into the Debtor following the Effective Date and has determined, in the exercise of its business judgment, that MBM is the best operating business available at this time. In this regard, the Debtor required the Proponent to obtain an independent valuation of MBM. In addition, the Debtor has conducted, and will continue to conduct up to the date of the Confirmation Hearing, due diligence as to MBM and its business operations. The Debtor has agreed in the Stock Purchase Agreement, in consideration for the sale of the MBM stock, that, subject to the terms and conditions of the Stock Purchase Agreement, including the Confirmation of the Plan, it will (a) cause the Reorganized Debtor to issue to the Proponent at the Closing 4,000,000 shares of the Reorganized Debtor Preferred Stock, and (b) pay the sum of $75,000 in cash to the Proponent. The above is a brief summary of the material terms of the Stock Purchase Agreement.

General Information Regarding the Proponent and 129 Ontario
-----------------------------------------------------------

         The Proponent, 1274328 Ontario Inc., is an Ontario corporation which was formed on December 31, 1997. The Proponent's business address is 3101 Bathurst Street, Suite 600, Toronto Ontario M6A2A6. The Proponent is a holding company which has an investment in MBM and holds passive investments in other enterprises. Because it was formed on December 31, 1997, the Proponent has no financial history. The sole shareholder of the Proponent is The Gerendasi Group 129 Ontario, which controls the issued and outstanding stock of MBM, is a wholly-owned subsidiary of the Proponent. The Debtor has been advised by the Proponent that none of the Proponent, 129 Ontario or MBM have had or have any affiliation with the Debtor or CVI, except that the Gerendasi Group formerly owned a small percentage of the Debtor's common stock which was sold in 1996.

General Information Regarding MBM
---------------------------------

         Overview. Since its formation in 1984, MBM has operated as a specialized custom molder or manufacturer of plastic bottles and containers for use in the pharmaceutical, health and beauty, household cleaner and food product industries. During fiscal 1997, MBM's revenues are generated in the United States. MBM also has a strong market presence in the Province of Ontario, Canada, which is the main manufacturing center in Canada. Plastic is a disposable material which is in high demand in today's environmentally friendly and industrialized world. Management of MBM believes that demand will continue to grow significantly well into the next century. With an estimated market in North America of over $15 billion for plastic products, management of MBM believes that MBM is well positioned for growth.

         Customers. MBM concentrates on manufacturing products for customers who are the end user of the products and orders placed by manufacturer agents. MBM has fostered relationships with many major North American corporations, including Johnson & Johnson, G.K. Packaging, Fenton Webber, Novo Pharm, Jones Packaging and the Canadian shampoo division of L'Oreal. Management of MBM believes that MBM has an excellent reputation for quality and customer services and prides itself on its ability to consistently maintain a zero percent defect rate. This has resulted in long-standing customer relationships, many in excess of 10 years.

         Facilities/Equipment. MBM operates from a leased, 46,000 square foot manufacturing facility in metropolitan Toronto, Canada. MBM operates nine Bekum blowing machines. The Bekum machine is considered by industry experts to be the best currently available and gives MBM a state-of-the-art manufacturing capacity. The Bekum machine can be operated almost indefinitely when properly maintained and updated. All machines are computerized and controlled by special tracking devices which monitor all aspects of machine productivity. Further, MBM's computerized systems give the manufacturing process numerous diagnostic features which maximize productivity and quality control. All manufacturing machines are constantly serviced and maintained to the highest degree possible by a specially trained maintenance staff as well as by 24 hour on-call maintenance professionals. MBM seeks to maximize productivity and utilization of fixed overhead cost by operating the plant 24 hours a day with four shifts.

         Personnel. MBM employs regular employees including production, management, foremen and office staff. MBM's management is experienced in every facet of operations including machine operation, machine repairs and maintenance, completing setups, mold maintenance, purchasing, distributing and marketing. A majority of MBM's staff has been with MBM since its inception and has grown and been promoted over time. It is presently anticipated that MBM's management will remain in place following the Effective Date.

         Materials. MBM's major raw usage consists of the following resins: Pet G., H.D.P.E. (High Density Polyethylene) and L.D.P.E. (Low Density Polyethylene). Management of MBM is not aware of any environmental concerns in respect of MBM, its manufacturing facilities or its products. MBM presently uses six major suppliers of the above resins. MBM has been dealing with each of its major suppliers for over ten years. In the event that its existing sources of supplies are insufficient to meet its existing needs, management of MBM believes that alternative supplies would be available at competitive prices from one of its other major suppliers or from outside alternative suppliers not currently engaged by MBM.

         Valuation of MBM. In connection with the transactions contemplated by the Stock Purchase Agreement, the Proponent has engaged an independent accountant to value the shares of MBM to be acquired by the Debtor. The valuation report was conducted as of February 1, 1998 and provided a value ranging from $9.7 to $11 million for MBM. The financial information included in the valuation report is in Canadian dollar values. As of February 1, 1998, the Canadian dollar had a value of $.69 in United States dollars. As of June 30, 1998, the Canadian dollar had a value of slightly in excess of $.68 in United States dollars. Due to the cost to the Estate and the fact that the valuation report has been rendered by an independent Canadian accounting firm, the Debtor has decided not to obtain its own valuation of the shares of MBM.

RESULTS OF OPERATIONS
---------------------

         Since May, 1997, the Company has not carried any significant continuing operations. As discussed previously, the Company's efforts were focused on in achieving its Chapter XI reorganization plan. During the year ended September 30, 1998, the Company's revenues of $26,996 were provided from the rental of partial space in its executive premises. Read Part I-Item 2 "Description of Properties" for further details about this property. Operating expenses for the year ended September 30, 1998, amounted to $234,803 consisting primarily of personnel costs, occupancy costs, and other necessary and ordinary general and administrative expenses.

         During fiscal 1999, the Company expects to achieve profitability through the operations of MBM and other prospective acquisitions in growth industries.


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

         During fiscal year ended September 30, 1997, the Company has received net proceeds of approximately $744,800 through issuance of its Series R Preferred Stock pursuant to Regulation S.

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

         The Company has filed with the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") its Amended Plan of Reorganization dated July 2, 1998. The Company's Amended Disclosure Statement dated July 2, 1998 (the "Disclosure Statement") and its Summary of Amended Disclosure Statement of Whitehall Enterprises, Inc. formerly known as Total World Telecommunications, Inc. under Chapter 11 of the United States Bankruptcy Code for Certain General Unsecured Creditors and Holders of Existing Common Stock dated July 2, 1998 (the "Summary Disclosure Statement") are submitted pursuant to Section 1125 of the Bankruptcy Code 11 U.S.C. Section 101, et. seq. (the "Bankruptcy Code") in connection with the solicitation of votes on the Plan from Holders of Impaired Claims against and Impaired Equity Interests in the Debtor and the hearing on Confirmation of the Plan schedule for August 17, 1998.

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

         The Company's efforts have resulted in (a) the Advantage Settlement Agreement, which has been approved by the Bankruptcy Court, pursuant to which Advantage has agreed to support the Plan, and (b) an agreement for the Debtor to acquire all of the stock of MBM from a wholly-owned subsidiary of the Proponent, pursuant to which MBM will become a wholly-owned operating subsidiary of the Reorganized Debtor on and after the Effective Date August 28, 1998.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         The Company changed its certified public accountant form Millward & Co., CPA's of Fort Lauderdale, Florida to Thomas E. Sewell, CPA, PA of Pembroke Pines, Florida. The Board of Directors authorized this change in October ,1998. The Company has authorized Millward & Co., CPA's to respond fully to any inquiries of Thomas E. Sewell, CPA, PA.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE UNDER SECTION 16(a) OF THE EXCHANGE ACT
         --------------------------------------------------

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

     Name                    Position                            Age
     ----                    --------                            ---

Luis Alvarez                President and Director               39

Joseph Lebovics             Director                             44

Carlos M. Trueba            Director                             44

Vince Landis                Director                             52

Les Miller                  Director                             56

The business backgrounds of the individuals referred to above are as follows:

Luis Alvarez, the current president of the Company is also Chief Executive Officer and President of Sentrex Financial Consulting Services, Inc., a position he has held for the past four years. Prior to that, Mr. Alvarez was President and CEO of Knight Corporation (1991-1995) and President and CEO of Sentrex Security Systems, Inc. (1985-1991). Mr. Alvarez also spent four years serving the community as a police officer with the City of Miami (1981-1985).

Joseph Lebovics graduated from the University of Toronto with a degree in accounting. Mr. Lebovics is presently a chartered accountant with the accounting firm of Lebovics and Good, and has practiced public accounting in Toronto, Canada since 1976. Mr. Lebovics is also an investor, through various holding companies, in real estate and corporate securities (public and private), with a market value of approximately $7.5 million (Canadian Dollars)

Carlos M. Trueba is a certified public accountant with over 20 years of experience practicing his profession in South Florida. He graduated from Florida International University with a degree in business administration with majors in accounting and finance. Mr. Trueba is currently Vice President and director of the audit practice of the Accounting firm of Rodriguez, Trueba & Company CPA's P.A.

Vince Landis has been employed with the City of Miami Police Department for the past 31 years and has served in every organizational department therein. Mr. Landis is currently a Captain of Police in the City of Miami Police Department. Mr. Landis has also served in the City of Miami Civil Service Board.

Leslie Miller graduated from temple University with a major in business administration. Mr. Miller has 35 years of experience in the lumber industry, and for over a decade has been President of L. Miller Forest Products, Inc.

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

____________
*Personal use of Company vehicles.

         There was no cash compensation paid to the newly elected directors and executive officers as a group for services provided to the Company in all capacities during the remainder of the year ended September 30, 1997 and the year ended September 30, 1998.

EMPLOYMENT AGREEMENTS
---------------------

         There were no employment agreements in effect with the newly elected directors and executive officers during the remainder of the year ended September 30, 1997 and the year ended September 30, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth Common Stock ownership as of December 31, 1998 with respect to (i) each person known to the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 801 Brickell Avenue, 9th Floor, Miami, Florida, 33131. Information with respect to the percent of class is based on 124,927,647 shares of the Company's Common Stock issued and outstanding at December 31, 1998.

                                                       Shares
                                                    Beneficially      Percent
                        Name                          Owned (1)      of Class
                        ----                        ------------     --------
               Luis Alvarez (2)                          0              0
               Joseph Lebovics   (3)                     0              0
               Carlos M. Trueba (4)                      0              0
               Vince Landis (5)                          0              0
               Les Miller        (6)                     0              0
               1274328 Ontario Inc. (7)                  -              -
               All executive officers and
               Directors as a group
               (5 persons)                               0              0


(1) Except as otherwise indicated in the footnotes below, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

(2) Mr. Alvarez is Chairman of the Board and President of the Company and he owns no shares of the Company's common stock as of the date of this report.

(3) Mr. Lebovics is a director of the Company and he owns no shares of common stock as of the date of this report. Mr. Lebovics is a director of 129 Ontario, (See (7) below), however, he does not own any shares, directly or indirectly, in 129 Ontario as of the date of this report.

(4) Carlos M. Trueba is a director of the Company and he owns no shares of common stock as of the date of this report.

(5) Vince Landis is a director of the Company and he owns no shares of common stock as of the date of this report.

(6) Les Miller is a director of the Company and he owns no shares of common stock as of the date of this report.

(7) In connection with the acquisition of MBM, the Company issued 4,000,000 shares of its Series 1, $1 Convertible Preferred Stock (the "Series 1 Preferred Stock") to 129 Ontario. Each of the shares of Series 1 Preferred Stock is convertible into 100 shares of Common Stock over various periods based on the underlying Common Stock reaching price levels ranging from $10.00 to $50.00 per share. However, no shares of Series 1 Preferred Stock may be converted into Common Stock before January 1, 2004. Each share of Series 1 Preferred Stock has 100 notes or a total of 4,000,000 notes. 1274328 Ontario Inc. is beneficially owned by Leslie Gerendasi.

The Company intends to compensate the directors referred to above with approximately 300,000 shares of the Company's Common Stock. As of the date of this report, no shares have been issued to these directors.

         The prior entities considered in this item as of September 30, 1996, have zero shares beneficially owned as of September 30, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

TRANSACTIONS WITH MANAGEMENT AND OTHERS
---------------------------------------

         During fiscal 1996, RESN acquired 29.63 acres of undeveloped land in Melbourne, Florida. Currently, the property is zoned for commercial use. The property was acquired from a stockholder who had previously purchased the property from Mr. D.E. Loveridge, Trustee. Mr. D.E. Loveridge is the father of Messrs. John and C. Denning Loveridge, directors of the Company. The purchase price of $2,700,000 was paid by the issuance of 294,932 shares of the Company's Common Stock and the assumption of a $707,450 note payable to the Florida Conference of the Seventh Day Adventists. The note provides for payment of interest only at 9 3/4% and matures at April 2001. Through a joint venture, RESN plans to develop the land for commercial use and eventual sale. A current appraisal values the land at between $2,600,000 and $3,000,000.

         On June 12, 1996, the Company consummated an Agreement and Plan of Reorganization dated May 28, 1996 for the acquisition of all of the outstanding capital stock of Total National Telecommun-ications, Inc. (d/b/a Whitehall Enterprises, Inc. formerly known as Total World Telecom). Pursuant to the terms of the stock exchange, the shareholders of TWT received shares of newly created Series M and Series N preferred stock of the Company which are convertible into 1,983,333 shares of Common Stock of the Company. The Series M and Series N Preferred Stock, established pursuant to the exchange, carry a cumulative dividend of 2.7% per month of the stated value of the preferred stock which the Company is required to pay until such time as the Company's Registration Statement (after which the former TWT shareholders have agreed not to sell more than 5% of their shares per month) relating to resale of certain of the shares of Common Stock underlying the Series of Preferred Stock is registered under the Securities Act of 1933. At the time the Agreement and Plan of Reorganization was consummated on June 12, 1996, the Company advanced $5,000,000 for the working capital needs of TWT. In addition the Company issued 35,000 shares of Series O Preferred Stock for employee compensation for past service costs which are convertible into 233,333 shares of Common Stock of the Company. The Company also issued 267,501 Series P Preferred Stock representing shares issued in connection with future services. These shares are convertible into Common Stock of the Company and have been recorded at the appraised market value of common shares. Certain consultants received 250,000 shares of Series Q Preferred Stock which are convertible into 1,111,109 shares of Common Stock of the Company. Such shares have been valued at the appraised value and have been charged to the cost of the acquisition. The Series O, Series P and Series Q Preferred Stock have no registration rights.

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

         During the 12-month period ended September 30, 1996, the Company paid commissions of $32,808 to Heartline, Inc. which is owned by Mr. Paul Booth, the father of Mr. Donald Booth. Heartline, Inc. is the billing and collection agency for all amounts billed through Southwestern Bell. Heartline, Inc. is not related to Heartline Communications, Inc. from which the Company acquired certain assets in January 1995.

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

                                      * * *

         There were no transactions with management and others after the new directors mentioned before assumed control of the Board. See discussion in Part I - Item 6 relative to the agreement with 129 Ontario for the purchase of the stock of MBM.

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

         (b) Reports on Form 8-K
             -------------------

         The Company filed Form 8-K reports dated December 21, 1995 (item 2 and item 5), February 21, 1996 (item 5), May 28, 1996 (item 5), June 11, 1996 (item
5), October 29, 1996 (item 1 and item 5) and November 8, 1996 (item 5) and February 10, 1999.

         (c) Exhibits
             --------
Exhibit
Number                     Description of Document
-------                    -----------------------

 3.01            Articles of Incorporation 1
 3.01(a)         Certificate of Amendment to Certificate of Incorporation 5
 3.01(b)         Certificate of Amendment to Certificate of Incorporation 7
 3.01(c)         Certificate of Amendment to Certificate of Incorporation 24
 3.02            By-Laws 5
 4.01            Specimen of Common Stock certificate 1
10.02            Warrant Agent Agreement 1
10.03            Line of Credit Agreement 1
10.04            Stock Purchase Agreement between Texas American Group, Inc. and
                 Daniel M. Boyar 2
10.05            Stock Purchase Agreement for acquisition of Financial Standards
                 Group, Inc. 2
10.06            Stock Purchase  Agreements for acquisition of Mount Vernon
                 Distribution,  Inc. and Eau Gallie Properties, Inc. 2
10.06.1          Amendments to Stock Purchase Agreements referred to in Exhibit
                 10.067
10.07            Stock Purchase Agreement for acquisition of Bibbins & Rice
                 Electronics, Inc. and Rice Electronics, Inc. 3
10.08            Investment Banking Consulting Agreement with H.D. Vest
                 Investment Securities, Inc. 7
10.09            Sales and Service Agreement with Corroon & Black Administrative
                 Services, Inc. 7

10.10            Agreement with Arkansas Credit Union League and Service
                 Corporation 7
10.11            Agreement with HCU Services Corporation (Hawaii) 7
10.12            Agreement with KYCUL Services Incorporated (Kentucky) 7
10.13            Agreement with League Services Corporation (Michigan) 7
10.14            Selling Agent Agreement with Meridian Associates, Inc. 7
10.15            Financial Consulting Agreement with Meridian Associates, Inc. 7
10.16            Lock-Up Agreement with Selling Security Holders 7
10.17            Rescission Offer Responses 7
10.18            Agreement with Computer Concepts Corp. 8
10.19            Agreement with Greg Paige and Paige & Associates Corp. 9
10.20            Agreements with Computer Concepts Corp. 13
10.21            Agreement with Comstator, S. A. 13
10.22            Agreement with Allan J. Ontai 10
10.23            Letter of Agreement with Servicecorp (Indiana Credit Union
                 League) 13
10.24            Agreement and Plan of Merger with Membership Realty Ltd., Inc.
                 and other parties described therein 10
10.25            Agreement with Stenton Leigh Capital Corp. 10
10.26 Agreement with Universal Solutions, Inc., Investor Resource Services, Inc. and SMI Capital Corp. 12
10.27 Amendment No. 1 to Agreement and Plan of Merger with Membership Realty Ltd., Inc. 14
10.28            Agreement with Computer Concepts Corp. 15
10.29            Agreement and Plan of Merger with Elfworks, Inc. 16
10.30 Stock Purchase Agreement and Assignments with Administracion de Seguros, S.A. 17
10.31 Letter of Intent to Purchase and Sell between Jalmark Realty, Inc. and Membership Realty Holding Corp. 19
10.32 Amendment No. 4 To Agreement and Plan of Merger with Membership Realty Ltd., Inc. 20
10.33            Agreement with JRL Acquisition, Inc. 20
10.34            Financial Advisory and Consulting Agreement with Coleman and
                 Company 20
10.35 Stock Purchase and Exchange Agreement with American Indemnity Company Limited 21
10.36            Stock Purchase Agreement with U.S. Mortgage Network Corp. 22
10.37            Stock Purchase Agreement with Maraval & Associates 22
10.38 Stock Purchase and Exchange Agreement with American Indemnity Company Limited and Global RE., Ltd. 23
10.39            Agreement wit Real Estate Services Network Holding Corp., U.S.
                 Mortgage Network Corp., Intervest, Inc. and Sidney A. Lewis 24

10.40            Agreement with Total National Telecommunications, Inc. 25
10.41            Agreement with Global RE., Ltd. and American Indemnity Company,
                 Ltd. 26
10.42            Stock Purchase Agreement with Southwestern Telecom, Inc. 27
10.43 Stock Purchase Agreement for the purchase of NETTouch Communications, Inc. and Common Stock Purchase Warrant 28
10.44 Note Purchase Agreement with GFL Advantage Fund Limited, Registration Rights Agreement and Promissory Note 28
16.01 Letter from Samson, Robbins & Associates to the Securities and Exchange Commission 4
16.02            Letter from Grau & Registrant to the Securities and Exchange
                 Commission 6
16.03 Letter from Arthur Andersen & Co. to the Securities and Exchange Commission 11
16.04            Letter from Grant Thornton to the Securities and Exchange
                 Commission 18
______________
1 Incorporated by reference from the Registrant's Registration Statement, as amended, on Form S-18 filed with the Securities and Exchange Commission on January 27, 1989 and declared effective on February 28, 1989.
2 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated January 11, 1991.
3 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated March 4, 1991.
4 Incorporated by reference to the Registrant's report on Form 8 filed with the Securities and Exchange Commission dated February 27, 1991.
5 Incorporated by reference to the Registrant's report on Form 10-K filed with the Securities and Exchange Commission dated April 30, 1991.
6 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated February 6, 1992.
7 Incorporated by reference to the Registrant's Registration Statement, as amended, on Form S-1 filed with the Securities and Exchange Commission on May 14, 1992 and declared effective on November 12, 1992.
8 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated January 15, 1993.
9 Incorporated by reference to the Registrant's report on Form 10-K filed with the Securities and Exchange Commission dated May 5, 1993.
10 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated April 8, 1994.
11 Incorporated by reference to the Registrant's report on Form 8-K/A filed with the Securities and Exchange Commission dated January 17, 1994.

12 Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 23, 1994.
13 Incorporated by reference to the Registrant's report on Form 10-KSB filed with the Securities and Exchange Commission dated December 31, 1993.
14 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated April 21, 1994.
15 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated May 31, 1994.
16 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated July 19, 1994.
17 Incorporated by reference to the Registrant's report on Form 10-QSB filed with the Securities and Exchange Commission dated September 20, 1994.
18 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated September 12, 1994.
19 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated March 1, 1995.
20 Incorporated by reference to the Registrant's report on Form 10-QSB filed with the Securities and Exchange Commission dated August 17, 1995.
21 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated December 21, 1995.
22 Incorporated by reference to the Registrant's report on Form 10-KSB filed with the Securities and Exchange Commission dated September 30, 1995.
23 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated December 21, 1995.
24 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated February 21, 1996.
24 Incorporated by reference to the Registrant's report on Form 10-QSB filed with the Securities and Exchange Commission dated March 31, 1996.
25 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated May 28, 1996.
26 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated June 11, 1996.
27 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated October 29, 1996.
28 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated November 8, 1996.

                                   SIGNATURE
                                   ---------


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this day of , 1998.

                                    WHITEHALL ENTERPRISES, INC.

                                    By:_______________________________
                                       President


         In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.


   Signature
   ---------


 ______________________    President and Director                     __ , 1999
 Luis Alvarez


 ______________________    Director                                   __ , 1999
 Joseph Lebovics


 ______________________    Director                                   __ , 1999
 Vincent Landis


 ______________________    Director                                   __ , 1999
 Carlos M. Trueba


 ______________________    Director                                   __ , 1999
 Les Miller

                           WHITEHALL ENTERPRISES, INC.
                                    FORMERLY
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                        Consolidated Financial Statements
                                   (unaudited)
                      For the Year Ended September 30, 1997


                                Table of Contents
                                -----------------

                                                                     Page No.
                                                                     --------

Consolidated Balance Sheet                                              F-1

Consolidated Statement of Operations                                    F-2

Consolidated Statement of Changes in Stockholders' Equity               F-3

Consolidated Statement of Cash Flows                                    F-4

Notes to Consolidated Financial Statements                              F-5

                              WHITEHALL ENTERPRISES, INC.
                     FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                               Consolidated Balance Sheet
                                      (unaudited)
                                   September 30, 1997

                                         ASSETS
Current Assets
      Cash                                                                       $44,559

Property and Equipment                                                           847,952
Less Accumulated Depreciation                                                    151,893
                                                                     --------------------
      Property and Equipment - Net                                               696,059

Other Assets
      Deposits                                                                     4,450
                                                                     --------------------

TOTAL ASSETS                                                                    $745,068
                                                                     ====================
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                                           $89,354
      Mortgage payable and other current liabilities                             436,305
      Liabilities to be forgiven under Chapter XI
        bankruptcy reorganization                                             30,135,217
                                                                     --------------------

Total Current Liabilities                                                     30,660,876
                                                                     --------------------
Shareholders' Equity
      Preferred stock, $.00001 par value,
        10,000,000 million shares authorized,
        377,699 shares issued and outstanding                                          4
      Common Stock, $ .00001 par value,
        100,000,000 shares authorized, 81,118,900
        shares issued and outstanding                                                811
      Additional Paid In Capital                                              82,474,223
      Unearned compensation                                                   (4,927,394)
      Accumulated deficit before quasi-reorganization                       (106,723,452)
      Treasury Stock at Cost                                                    (740,000)
                                                                     --------------------

Total Stockholders' Equity (Deficiency)                                      (29,915,808)
                                                                     --------------------
TOTAL LIABILITIES AND
      STOCKHOLDER'S EQUITY                                                      $745,068
                                                                     ====================

                           See Notes to Financial Statements.
                                       F-1

                              WHITEHALL ENTERPRISES, INC.
                     FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                          Consolidated Statement of Operations
                                      (unaudited)
                         For the Year Ended September 30, 1997

Revenues from Operations                                                     $41,034,609

Cost of Sales                                                                 47,139,547
                                                                     --------------------

Gross Profit                                                                  (6,104,938)
                                                                     --------------------

Operating Expenses

      Sales, general and administration                                       25,885,048
      Depreciation and amortization                                            1,551,631
                                                                     --------------------

Total Operating Expenses                                                      27,436,679
                                                                     --------------------

Net Loss from Operations                                                     (33,541,617)

Other Income (Expense)

      Interest income                                                             51,488
      Interest expense                                                        (7,266,885)
      Loss on investment of TNT                                              (34,678,333)
      Loss on note receivable uncollected in TNT                             (25,210,002)
      Provision for doubtful accounts                                         (8,775,445)
      Other Income                                                                 1,423
      Loss on writedown of goodwill in subsidiary                                (83,246)
                                                                     --------------------

Total Other Income (Expense)                                                 (75,961,000)
                                                                     --------------------

Loss from Continuing Operations                                             (109,502,617)

Discontinued Operations:

      Gain from forgiveness of debt in Chapter
        VII proceedings                                                       28,862,077
      Loss on disposal of real estate                                         (7,144,423)
                                                                     --------------------

Gain from Discontinued Operations                                             21,717,654
                                                                     --------------------

Net Loss                                                                    ($87,784,963)
                                                                     ====================

Loss per common share

      Loss from continuing operations                                             ($1.35)
      Gain from discontinued operations                                             0.27
                                                                     --------------------

Net Loss  per Common Share                                                        ($1.08)
                                                                     ====================

Number of Shares Used in Computation                                          81,118,900
                                                                     ====================

                           See Notes to Financial Statements.
                                          F-2

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                      For the Year Ended September 30, 1997

                                           Preferred Stock       Common Stock      Paid in       Unearned        Treasury Stock
                                         Shares      Shares   Shares      Amount   Capital     Compensation    Shares       Amount
                                         ------      ------   ------      ------   -------     ------------    ------       ------
Balance per 10-KSB
  September 30, 1996                     1,216,300    $12    6,635,525      $66   $74,973,115    ($5,203,695)    (55,933) ($740,000)

Adjustment to unconsolidate                                                              (136)
                                   -------------------------------------------------------------------------------------------------

Balance of parent at
  September 30, 1996                     1,216,300     12    6,635,525       66    74,972,979     (5,203,695)    (55,933)  (740,000)

Redemption of preferred and
  common stock                            (838,601)    (8)  74,483,375      745   (26,419,312)

Issuance of convertible
  preferred stock                                                                  38,841,188

Dividends paid                                                                     (4,920,632)

Amortization of unearned
 compensation                                                                                        276,301

Net Loss from Operations

                                   -------------------------------------------------------------------------------------------------
Balance September 30, 1997                 377,699     $4   81,118,900     $811   $82,474,223    ($4,927,394)    (55,933) ($740,000)
                                   =================================================================================================


(TABLE CONTINUED)
                                                         Accumulated
                                                            Deficit            Total
                                                            -------            -----
Balance per 10-KSB
  September 30, 1996                                     ($30,221,374)     $38,808,124
Adjustment to unconsolidate                                11,282,885       11,282,749
                                                  -------------------------------------

Balance of parent at
  September 30, 1996                                      (18,938,489)      50,090,873

Redemption of preferred and common stock                                   (26,418,575)

Issuance of convertible preferred stock                                     38,841,188

Dividends paid                                                              (4,920,632)

Amortization of unearned compensation                                          276,301

Net Loss from Operations                                  (87,784,963)     (87,784,963)

                                                  -------------------------------------
Balance September 30, 1997                               ($106,723,452)   ($29,915,808)
                                                  =====================================

                       See Notes to Financial Statements.
                                       F-3

                           WHITEHALL ENTERPRISES, INC.
                     FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                          Consolidated Statement of Cash Flows
                                      (unaudited)
                         For the Year Ended September 30, 1997

Cash Flows from Operating Activities:

Net Loss from Continuing Operations                                        ($109,502,617)

Adjustments to Reconcile Net Loss to Cash
  Used in Operating Activities:
      Depreciation                                                             1,551,631
      Amortization of intangible assets                                        3,185,343
      Writedown of goodwill of subsidiary                                     34,678,333
      Amortization of deferred compensation                                    4,374,817
      Forgiveness of subsidiary debt                                          25,967,796
      Credit arising from disputed transaction                                (1,500,000)
      Interest of debt for payment of interest on debentures                   4,209,260
      (Increase) decrease in accounts receivable                                 387,280
      Increase (decrease) in mortgages held for sale                           7,442,385
      (Increase) decrease in advances to employees
          and stockholders                                                       473,647
      (Increase) decrease in prepaid expenses and
          other current assets                                                12,493,671
      (Increase) decrease in other assets                                        998,921
      Deferred revenue                                                        (4,118,138)
      Increase (decrease) in accounts payable
         and accrued expenses                                                (12,379,293)
                                                                     --------------------

      Total adjustments                                                       77,765,653
                                                                     --------------------

      Net cash provided (used) by operating activities                       (31,736,964)
                                                                     --------------------

Cash Flows from Investing Activities:

      Income from discontinued operations                                     21,717,654
                                                                     --------------------

      Net cash provided (used) by investing activities                        21,717,654
                                                                     --------------------

Cash Flows from Financing Activities:

      Redemption of preferred stock and common stock                         (26,419,312)
      Proceeds from notes payable and long term debt - net                       858,605
      Net proceeds from issuance of convertible
          preferred stock                                                     38,841,188
      Stock dividends paid                                                    (4,920,632)
                                                                     --------------------

      Net cash provided (used) by financing activities                         8,359,849
                                                                     --------------------

Net increase (decrease) in cash and cash equivalents                          (1,659,461)

Cash and cash equivalents, October 1, 1996                                     1,704,020
                                                                     --------------------

Cash and cash equivalents, September 30, 1997                                    $44,559
                                                                     ====================

                           See Notes to Financial Statements

                           WHITEHALL ENTERPRISES, INC.
                                    FORMERLY
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
             Notes to Consolidated Financial Statements (unaudited)
                               September 30, 1997


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
Whitehall Enterprises, Inc. ("the Company"), formerly Total World
Telecommunications, Inc., formerly International Standards Group, Limited, was incorporated under the laws of the State of Delaware on October 12, 1988.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Total National Telecommunications, Inc. ("TNT") from the date of its acquisition, June 12, 1996.
Intercompany accounts and transactions have been eliminated in consolidation.

The initial objective of the Company was the establishment of accounting services to assist credit unions and their supervisory committees in performing comprehensive internal or regulatory compliance audits in satisfaction of their statutory requirements. The Company also offered various other auditing, accounting and managerial advisory services to the credit union industry but does not perform audits of financial statements.

On April 21, 1994, the Company acquired all of the outstanding stock of Membership Realty Limited, Inc. and subsequently formed Real Estate Services Network Holding Corp (RESN). RESN is primarily engaged as a full service commercial and residential real-estate brokerage firm that also provides mortgage origination and title services.

In June, 1996, the Company acquired Houston based Total National
Telecommunications, Inc. (renamed Total World Telecom, Inc.) a Tier 2 switch-based inter exchange carrier that utilized digital and fiber optic facilities, with switches located in five major United States cities.

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

                           WHITEHALL ENTERPRISES, INC.
                                    FORMERLY
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
             Notes to Consolidated Financial Statements (unaudited)
                               September 30, 1997


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Chapter XI Bankruptcy
---------------------
On December 24, 1997, the Company filed for protection under Chapter XI of the Federal Bankruptcy laws. Chapter XI encompasses the submission, by the court appointed trustees, to the Court of a plan of reorganization. On August 28, 1997, the Court approved the plan of reorganization.

Pursuant to this plan, all preferred and common stock previously issued was canceled. In place of these canceled shares, 124,927,647 shares of common stock, par value $.0001, were issued.

Another 4,000,000 shares will be issued under a stock purchase agreement between the Company and 1299004 Ontario Corporation. In exchange for these shares, the Company will acquire 100% of the outstanding common stock of MegaBlow Moulding, Ltd., a Canadian Corporation.

Chapter VII Bankruptcy of Subsidiary
------------------------------------
On July 1997 TNT, the Company's wholly-owned operating subsidiary, filed a petition for relief under Chapter XI of federal bankruptcy laws. During September 1997, the case was converted to Chapter VII and a trustee was appointed. During September 1997 the assets of TWT were sold. All investments, amounts receivable and intangible assets have been written off.

Capital Transactions
--------------------
During fiscal year 1997, 838,601 shares of preferred stock were exchanged for 74,483,735 shares of common stock. As part of the exchange, the Company paid to preferred shareholders $26,420,049.

During 1997, the Company filed a Regulation S private placement and raised $38,841,188, which was recorded as paid in capital. No additional shares of stock were issued.

Accounting Estimates
--------------------
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           WHITEHALL ENTERPRISES, INC.
                                    FORMERLY
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
             Notes to Consolidated Financial Statements (unaudited)
                               September 30, 1997


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid debt instrument purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes
------------
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 109 Accounting for Income Taxes, which requires companies to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the consolidated financial statement carrying amounts and the tax basis of existing assets and liabilities. Pursuant to SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates. The Company adopted SFAS No. 109 in 1993.

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company extends credit based on an evaluation of the customer's financial condition, generally (except for mortgages receivable) without requiring collateral.

Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. In addition, at September 30, 1997, the Company had $22,695 on deposit with one financial institution, which was insured for up to $100,000 by the U.S. Federal Deposit Insurance Corporation. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Net Loss per Common Share
-------------------------
Net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding.

                           WHITEHALL ENTERPRISES, INC.
                                    FORMERLY
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
             Notes to Consolidated Financial Statements (unaudited)
                               September 30, 1997

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Consideration
---------------------------
Since inception, the Company has incurred substantial losses and, as of September 30, 1997 and 1996, has an accumulated deficit of $106,723,452 and a working capital deficiency of $30,616,317, respectively. The Company commenced revenue producing operation in October 1991. A significant amount of the Company's officers' and directors' time has been spent in various financing activities including, but not limited to raising private placement funds and seeking new acquisitions.

The Company plans to purchase a Canadian Company in 1999, which the Company anticipates will increase profitability. Management believes that the acquisition, along with other future acquisitions and other activities, coupled with cost cutting and revenue raising programs, should result in significant improvement in the future.

There can be no assurance that funding will be completed, if the newly acquired entities will be profitable, the cost cutting and revenue raising programs will be effective, all of which are necessary to meet the Company's obligations over the next year. During 1997-98 the Company went through a Chapter XI Reorganization.

NOTE 2  PROPERTY, PLANT AND EQUIPMENT

Property, machinery, and equipment are stated at cost, and are depreciated over their estimated useful lives on a straight-line basis as follows:

                                                            Useful Life
                                                            -----------
                  Furniture and fixtures                      3-5 years
                   (including software)
                  Machinery and equipment                     5 years

The following is a summary of plant and equipment, at cost, less accumulated depreciation and amortization at September 30, 1997:

                  Buildings                                  $  646,303
                  Computer equipment                             10,292
                  Furniture and fixtures                         27,186
                  Equipment                                     164,171
                                                            -----------
                                                                847,952
                  Less:  accumulated depreciation               151,893
                                                            -----------
                  Total                                      $  696,059
                                                            ===========

                           WHITEHALL ENTERPRISES, INC.
                                    FORMERLY
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
             Notes to Consolidated Financial Statements (unaudited)
                               September 30, 1997


NOTE 3  INCOME TAXES

The Company reduced taxable income in 1997 by applying federal net operating losses to pre-tax income, reducing taxable income by $71,249,531. These losses were carried forward from prior years.

The Company has a remaining federal net operating loss carryforward of $71,650,735, of which $71,249,531 expires in 2004, and $401,204 expires in 2017.

NOTE 4  MORTGAGE PAYABLE AND OTHER CURRENT LIABILITIES

Mortgage payable at 11% due in installments of $3,573 through March 1999,
collateralized by first mortgage on condominium building.                        $ 328,147

Other debt collateralized by a second mortgage on condominium building is
non-interest bearing.                                                              108,158
                                                                                ----------
                                                                                   436,305
                                                                                ==========

These liabilities were paid with the proceeds of the sale of the condominium parcel in July 1998 as part of the Company's Chapter XI reorganization.

NOTE 5  SUBSEQUENT EVENTS

Quasi-Reorganization
--------------------
The Company's Board of Directors approved a Quasi-Reorganizaion effective September 30, 1998, whereby the accumulated deficit has been offset against additional paid in capital. The resulting retained earnings at September 30, 1998 is zero. Profit or loss shall be measured and included in retained earnings from October 1, 1998 forward.

Change in Name
--------------
During January 8, 1999, the Company amended its articles of incorporation changing its name from Total World Telecommunications, Inc. to Whitehall Enterprises, Inc.
                                      F-9