Form 10QSB
period 1997-12-31
WHITEHALL ENTERPRISES INC
filed 1999-04-29
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1997
                                 -----------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________  to ________________

Commission File Number    0-20922
                          -------

                           WHITEHALL ENTERPRISES, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                75-2274730
            --------                                ----------
  (State or jurisdiction of                        (IRS Employer
  incorporation or organization)                 Identification No.)


              801 Brickell Avenue, 9th Floor, Miami, Florida 33131
              ----------------------------------------------------
                    (Address of principal executive offices)

                                  (904) 409-0200
                                  --------------
                          (Issuer's telephone number)

                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                      ------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements in the past 90 days.

                                Yes [ ] No [ ]


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 124,900,000 shares as of December 31, 1998.

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.


INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Balance Sheets -- December 31, 1997 and September 30, 1997

         Statements of Operations -- Three Months Ended December 31, 1997 and
         1996

         Statements of Cash Flows -- Three Months Ended December 31, 1997  and
         1996

         Notes to  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Financial Statements, Pro Forma Financial Information and Exhibits

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                            Balance Sheet - Unaudited
                    December 31, 1997 and September 30, 1997

                                     ASSETS
                                                                                                Unaudited
                                                                             December 31, 1997        September 30, 1997
                                                                           ---------------------    ---------------------
Current Assets
  Cash                                                                                  $12,732                  $44,559
  Prepaid Expenses                                                                            -                        -
                                                                           ---------------------    ---------------------
Total Current Assets                                                                     12,732                   44,559

Fixed Assets                                                                            847,952                  847,952
Less Accumulated Depreciation                                                           154,233                  151,893
                                                                           ---------------------    ---------------------
   Net Fixed Assets                                                                     693,719                  696,059

Other Assets
   Deposits                                                                                 550                    4,450
                                                                           ---------------------    ---------------------

TOTAL ASSETS                                                                           $707,001                 $745,068
                                                                           =====================    =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
  Accounts payable                                                                            -                  $89,354
  Mortgage payable and other current liabilities                                              -                  436,305
  Liabilities due and paid upon sale of property                                        764,105                        -
  Liabilities to be forgiven under Chapter XI
    bankruptcy reorganization                                                        29,964,577               30,135,217
                                                                           ---------------------    ---------------------

Total Current Liabilities                                                            30,728,682               30,660,876
                                                                           ---------------------    ---------------------

Shareholders' Equity
  Preferred stock, $.00001 par value,
    10,000,000 million shares authorized,
    337,699 shares issued and outstanding                                                     4                        4
  Common Stock, $ .00001 par value,
    100,000,000 shares authorized, 81,118,900
    shares issued and outstanding                                                           811                      811
  Additional Paid In Capital                                                         82,474,223               82,474,223
  Unearned compensation                                                                       -               (4,927,394)
  Accumulated deficit before quasi-reorganization                                  (111,756,719)            (106,723,452)
  Treasury Stock at Cost                                                               (740,000)                (740,000)
                                                                           ---------------------    ---------------------

Total Stockholders' Equity                                                          (30,021,681)             (29,915,808)
                                                                           ---------------------    ---------------------

TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                                                                 $707,001                 $745,068
                                                                           =====================    =====================

                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                       Statement of Operations - Unaudited
                For the Quarter Ended December 31, 1997 and 1996

                                                                             December 31, 1997        December 31, 1996
                                                                           ---------------------    ---------------------
Revenues from Operations                                                                 $1,898                        -

  Telecommunications                                                                          -                8,922,290
  Real estate brokerage fees                                                                  -                1,529,997
  Audit fees                                                                                  -                  234,514
                                                                          ---------------------    ---------------------
                                                                                          1,898               10,686,801

Cost of Sales
  Telecommunications                                                                          -                8,072,718
  Real estate commissions                                                                     -                1,310,166
  Direct audit expenses                                                                       -                  169,490
                                                                          ---------------------    ---------------------
                                                                                              -                9,552,374
                                                                          ---------------------    ---------------------
Gross Profit                                                                              1,898                1,134,427
                                                                          ---------------------    ---------------------
Operating Expenses

  Sales, General and Administration                                                     105,431                5,119,080
  Depreciation                                                                            2,340                1,404,196
                                                                          ---------------------    ---------------------

Total Operating Expenses                                                                107,771                6,523,276
                                                                          ---------------------    ---------------------

Net Loss from Operations                                                               (105,873)              (5,388,849)
                                                                          ---------------------    ---------------------

Other Income

  Rental income                                                                               -                   89,496
  Rental expenses, including depreciation
    of $33,238 for 1996 and $31,339  in 1995                                                  -                  (80,674)
  Interest expense                                                                            -               (1,401,136)
  Interest income                                                                             -                   34,942
  Other Income                                                                                -                1,469,089
                                                                          ---------------------    ---------------------

Total Other Income                                                                            -                  111,717
                                                                          ---------------------    ---------------------

Net Loss                                                                              ($105,873)             ($5,277,132)
                                                                          =====================    =====================

Net Loss Per Common Share                                                                     -                    (0.76)
                                                                          =====================    =====================

Number of Shares Used in Computation                                                114,888,800                6,961,655
                                                                          =====================    =====================

                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                             Statement of Cash Flows
                For the Quarter Ended December 31, 1997 and 1996

                                                                         December 31, 1997        December 31, 1996
                                                                       ---------------------    ---------------------
Cash flows form operating activities:

  Net Loss                                                                       ($105,873)             ($5,277,132)
  Adjustments to reconcile net income to new cash
  Provided by operating activities:
  Depreciation                                                                       2,340                  422,567
  Amortization of intangible assets                                                      -                1,207,645
  Credit arising from disputed transaction                                               -               (1,500,000)
  Issuance of debt for payment of interest on debentures                                 -                1,009,149
  (Increase) decrease in accounts receivable                                             -                  815,154
  (Increase) decrease in mortgages held for sale                                         -                 (879,755)
  (Increase decrease in advances to employees and stockholders                           -                  883,664
  (Increase) (decrease) in prepaid expenses and other current assets                     -                 (523,189)
  (Increase) decrease in other assets                                                3,900                  516,578
  Decrease in accounts payable                                                      89,354               (2,821,259)
                                                                     ---------------------    ---------------------

  Total adjustments                                                                 95,594                 (869,446)
                                                                     ---------------------    ---------------------

  Net cash provided (used) by operating activities                                ($10,279)             ($6,146,578)
                                                                     ---------------------    ---------------------

Cash flows from investing activities
  Payments for acquisition of subsidiaries                                               -               (3,423,765)
  Capital expenditures                                                                   -                 (521,586)
                                                                     ---------------------    ---------------------
  Net proceeds used in investing activities                                              -               (3,945,351)
                                                                     ---------------------    ---------------------

Cash flows from financing activities:
  Redemption of  Series T Preferred Stock                                                -               (1,348,422)
  Payments for repurchase of common stock                                                -              (10,409,330)
  Proceeds from notes payable & long term debt                                           -                7,446,000
  Proceeds from officers                                                                 -                   55,000
  Payments of amounts due to officers                                                    -                  (20,000)
  Payments of notes payable and long-term debt                                           -               (2,380,278)
  Net proceeds from issuance of common stock per Reg S                                   -                1,082,751
  Net proceeds from issuance of convertible preferred stock                              -               20,782,124
  Preferred stock dividends paid                                                         -               (1,368,000)
  Payments of mortgage loans                                                       (21,548)                       -
                                                                     ---------------------    ---------------------

  Net cash provided (used) by financing activities                                 (21,548)              13,839,845
                                                                     ---------------------    ---------------------

Net increase (decrease) in cash and cash equivalents                               (31,827)               3,747,916

Cash received in acquisition of SOW and N'Touch                                          -                   32,357

Cash and cash equivalents - beginning of year                                       44,559                1,704,020
                                                                     ---------------------    ---------------------

Cash and cash equivalents - end of period                                          $12,732               $5,484,293
                                                                     =====================    =====================

                        See Notes to Financial Statements

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                December 31, 1997

(1)      GENERAL:
         --------

         The interim December 31, 1997 unaudited financial statements, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of financial position as of such date and earnings and cash flows for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and the Statements of Operations for three months ended December 31, 1997 have been reclassified for comparative purposes. It is recommended that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal years ended September 30, 1997 and 1998.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the three-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.

(2) AMENDED PLAN OF REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY COURT:
         --------------------------------------------------------------------

         The Company has filed with the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") its Amended Plan of Reorganization dated July 2, 1998. The Company's Amended Disclosure Statement dated July 2, 1998 (the "Disclosure Statement") and its Summary of Amended Disclosure Statement of Whitehall Enterprises, Inc., formerly known as Total World Telecommunications, Inc. under Chapter 11 of the United States Bankruptcy Code for Certain General Unsecured Creditors and Holders of Existing Common Stock dated July 2, 1998 (the "Summary Disclosure Statement") are submitted pursuant to Section 1125 of the Bankruptcy Code 11 U.S.C. Section 101, et. seq. (the "Bankruptcy Code") in connection with the solicitation of votes on the Plan from Holders of Impaired Claims against and Impaired Equity Interests in the Debtor and the hearing on Confirmation of the Plan that occurred on August 17, 1998.

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

         In the opinion of the Company, as described below, the treatment of claims and equity interests under the Plan contemplates a greater recovery than that which is likely to be achieved under other alternatives for the reorganization or liquidation of the Company. Accordingly, the Company believes that confirmation of the Plan is in the best interests of creditors and holders of equity interests and recommended that the creditors and holders of equity interests vote to accept the Plan.

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

         The Company's efforts have resulted in (a) the Advantage Settlement Agreement, which has been approved by the Bankruptcy Court, pursuant to which Advantage has agreed to support the Plan, and (b) an agreement for the Debtor to acquire all of the stock of MBM from a wholly-owned subsidiary of the Proponent, pursuant to which MBM will become a wholly-owned operating subsidiary of the Reorganized.

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

         The Company believes that its efforts to maximize the return for Creditors and to find an investor and attract value for stockholders have been full and complete. The Company further believed that the Plan in the best interest of all Creditors and Holders of Equity Interests, even though (a) it does not appear that there are sufficient funds to pay Unsecured Creditors in full and (b) the percentage of the outstanding equity to be retained by Holders of Equity Interests following the Effective Date will be substantially diluted. In the event of a liquidation of the Company's assets under Chapter 7 of the Bankruptcy Code, the Company believes the distribution to Unsecured Creditors would be substantially less than under the Plan. In addition, absent concessions from holders of Unsecured Claims, there would be no distribution to Holders of Equity Interests. Should the Plan not be confirmed, the Company will have to seriously consider a Chapter 7 liquidation. For these reasons, the Company urges that the Plan be accepted.

(3)      FINANCIAL CONDITION:
         --------------------

         Since inception, the Company has incurred substantial losses, and as of December 31, 1997, has an accumulated deficit of $111,756,719. The efforts of the Company were concentrated in carrying out its reorganization.

(4)      LEGAL PROCEEDINGS:
         ------------------

         All legal proceedings will be eliminated upon the certification of the Plan of Reorganization by the Bankruptcy Court. (See Note (2).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

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

RESULTS OF OPERATIONS
---------------------

         During the quarter ended December 31, 1998, the Company focused its resources in the effort to successfully achieve its Chapter XI Bankruptcy reorganization Plan.

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

Description of Stock Purchase Agreement
---------------------------------------

         On June 19, 1998, following extensive negotiations, the Debtor entered into the Stock Purchase Agreement with 129 Ontario has agreed to sell, and the (Debtor (subject to the approval of the Bankruptcy Court) has agreed to purchase, effective as of the Effective Date 100% of the issued and outstanding stock of MBM. As a result thereof, on and after the Effective Date, MBM will be a wholly-owned subsidiary of the Reorganized Debtor. Prior to and during the Reorganization Case, management of the Debtor has actively searched for an operating business to bring into the Debtor following the August 28, 1998 and has determined, in the exercise of its business judgment, that MBM is the best operating business available at this time. In this regard, the Debtor required the Proponent to obtain an independent valuation of MBM. In addition, the Debtor has conducted, and will continue to conduct up to the date of the Confirmation Hearing, due diligence as to MBM and its business operations. The Debtor has agreed in the Stock Purchase Agreement, in consideration for the sale of the MBM stock, that, subject to the terms and conditions of the Stock Purchase Agreement, including the Confirmation of the Plan, it will (a) cause the Reorganized Debtor to issue to the Proponent at the Closing 400,000,000 shares of the Reorganized Debtor Preferred Stock, and (b) pay the sum of $75,000 in cash to the Proponent. The above is a brief summary of the material terms of the Stock Purchase Agreement.

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

         Facilities/Equipment. MBM operates from a leased, 46,000 square foot manufacturing facility in metropolitan Toronto, Canada. MBM operates nine Bekum blowing machines. The Bekum machine is considered by industry experts to be the best currently available and gives MBM a state-of-the-art manufacturing capacity. The Bekum machine can be operated almost indefinitely when properly maintained and updated. All machines are computerized and controlled by special tracking devices which monitor all aspects of machine productivity. Further, MBM's computerized systems give the manufacturing process numerous diagnostic features which maximize productivity and quality control. All manufacturing machines are constantly serviced and maintained to the highest degree possible by a specially trained maintenance staff as will as by 24 hour on-call maintenance professionals. MBM seeks to maximize productivity and utilization of fixed overhead cost by operating the plant 24 hours a day with four shifts.

         Personnel. MBM employs regular employees including production, management, foremen and office staff. MBM's management is experienced in every facet of operations including machine operation, machine repairs and maintenance, completing setups, mold maintenance, purchasing, distributing and marketing. A majority of MBM's staff has been with MBM since its inception and has grown and been promoted over time. It is presently anticipated that MBM's management will remain in place following its acquisition.

         Materials. MBM's major raw usage consists of the following resins: Pet G., H.D.P.E. (High Density Polyethylene) and L.D.P.E. (Low Density Polyethylene). Management of MBM is not aware of any environmental concerns in respect of MBM, its manufacturing facilities or its products. MBM presently uses sic major suppliers of the above resins. MBM has been dealing with each of its major suppliers for over ten years. In the event that its existing sources of supplies are insufficient to meet its existing needs, management of MBM believes that alternative supplies would be available at competitive prices from one of its other major suppliers or from outside alternative suppliers not currently engaged by MBM.

         Valuation of MBM. In connection with the transactions contemplated by the Stock Purchase Agreement, the Proponent has engaged an independent accountant to value the shares of MBM to be acquired by the Debtor. The valuation report was conducted as of February 1, 1998 and provided a value ranging from $9.7 to $11 million for MBM. The financial information included in the valuation report is in Canadian dollar values. As of February 1, 1998, the Canadian dollar had a value of $.69 in United States dollars. As of December 31, 1997, the Canadian dollar had a value of slightly in excess of $.68 in United States dollars. Due to the cost to the Estate and the fact that the valuation report has been rendered by an independent Canadian accounting firm, the Debtor has decided not to obtain its own valuation of the shares of MBM.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The foregoing matters and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The Company recently closed on the purchase of MBM pursuant to its stock purchase agreements. The Company is currently negotiating with several alternative financing sources in order to secure sufficient funding to support its reorganization and restructuring plans.

         At December 31, 1997, the Company has operating cash of $12,732. The cash would be used to defray operating costs and professional fees necessary to continue supporting restructuring plans. For the quarter ended December 31, 1997 the Company utilized proceeds from the sale of assets and borrowing form the Proponent to meet operating expenses.

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

         The Company has filed with the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") its Amended Plan of Reorganization dated July 2, 1998. The Company's Amended Disclosure Statement dated July 2, 1998 (the "Disclosure Statement") and its Summary of Amended Disclosure Statement of Whitehall Enterprises, Inc. formerly known as Total World Telecommunications, Inc. under Chapter 11 of the United States Bankruptcy

Code for Certain General Unsecured Creditors and Holders of Existing Common Stock dated July 2, 1998 (the "Summary Disclosure Statement") were submitted pursuant to Section 1125 of the Bankruptcy Code 11 U.S.C. Section 101, et. seq. (the "Bankruptcy Code") in connection with the solicitation of votes on the Plan from Holders of Impaired Claims against and Impaired Equity Interests in the Debtor and the hearing on Confirmation of the Plan.

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

         The Company believes that its efforts to maximize the return for Creditors and to find an investor and attract value for stockholders have been full and complete. The Company further believes that the Plan is in the best interest of all Creditors and Holders of Equity Interests, even though (a) it does not appear that there are sufficient funds to pay Unsecured Creditors in full and (b) the percentage of the outstanding equity to be retained by Holders of Equity Interests following the Effective Date will be substantially diluted. In the event of a liquidation of the Company's assets under Chapter 7 of the Bankruptcy Code, the Company believes the distribution to Unsecured Creditors would be substantially less than under the Plan. In addition, absent concessions from holders of Unsecured Claims, there would be no distribution to Holders of Equity Interests. Should the Plan not be confirmed, the Company will have to seriously consider a Chapter 7 liquidation. The plan was approved on August 28, 1998.

PART II.


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         For information concerning current litigation regarding the Company, see Note 3 in the Notes to Financial Statements.


ITEM 6.  FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS
         ------------------------------------------------------------------

         (a) Exhibits -- None

         (b) The Company filed a Form 8-K report dated February 10,
             1999.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer and as the chief financial officer of the Registrant.

                                            WHITEHALL ENTERPRISES, INC.
                                            FORMERLY KNOWN AS
                                            TOTAL WORLD TELECOMMUNICATIONS, INC.

                                                     (Registrant)



Date:  ___________, 1999            By:
                                        -----------------------
                                        Luis Alvarez, President