Form 10QSB
period 1998-03-31
TOTAL WORLD TELECOMMUNICATIONS INC /DE/
filed 1999-04-29
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                                 --------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

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

                                  (904) 409-0200
                                   -------------
                          (Issuer's telephone number)

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

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements (unaudited)

         Balance Sheets -- March 31, 1998 and September 30, 1997

         Statements of Operations -- Six Months and Three Months
         Ended March 31, 1998

         Statements of Cash Flows -- Six Months Ended March 31, 1998
         and 1997

         Notes to  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Financial Statements, Pro Forma Financial Information and Exhibits

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                            Balance Sheet - Unaudited
                      March 31, 1998 and September 30, 1997

                                     ASSETS

                                                                                               Unaudited
                                                                              March 31, 1998       September 30, 1997
                                                                           ---------------------    ---------------------
Current Assets
  Cash                                                                                   $7,147                  $44,559
  Prepaid Expenses                                                                        3,885                        -
                                                                          ---------------------    ---------------------
Total Current Assets                                                                     11,032                   44,559

Fixed Assets                                                                            847,952                  847,952
Less Accumulated Depreciation                                                           156,573                  151,893
                                                                          ---------------------    ---------------------
  Net Fixed Assets                                                                      691,379                  696,059

Other Assets
  Deposits                                                                                  550                    4,450
                                                                          ---------------------    ---------------------

TOTAL ASSETS                                                                           $702,961                 $745,068
                                                                          =====================    =====================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

Current Liabilities
  Accounts Payable                                                                           -                   $89,354
  Mortgage payable and other current liabilities                                             -                   436,305
  Liabilities due and paid upon sale of property                                       764,105                         -
  Liabilities to be forgiven under Chapter XI
    bankruptcy reorganization                                                       29,994,876                30,135,217
                                                                         ---------------------     ---------------------

Total Current Liabilities                                                           30,758,981                30,660,876
                                                                         ---------------------     ---------------------

Shareholders' Equity
   Preferred stock, $.00001 par value,
     10,000,000 million shares authorized,
     337,699 shares issued and outstanding                                                   4                         4
   Common Stock, $ .00001 par value,
     100,000,000 shares authorized, 81,118,900
     shares issued and outstanding                                                         811                       811
   Additional Paid In Capital                                                       82,474,223                82,474,223
   Unearned compensation                                                                     -                (4,927,394)
   Accumulated deficit before quasi-reorganization                                (111,791,058)             (106,723,452)
   Treasury Stock at Cost                                                             (740,000)                 (740,000)
                                                                         ---------------------     ---------------------

Total Stockholders' Equity                                                         (30,056,020)              (29,915,808)
                                                                         ---------------------     ---------------------

TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                                                                $702,961                  $745,068
                                                                         =====================     =====================

                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                       Statement of Operations - Unaudited
        For the Six Months and Three Months Ended March 31, 1998 and 1997

                                                      For the Six    For the Quarter          For the Six        For the Quarter
                                                     Months Ended      Ended March            Months Ended       Ended March 31,
                                                    March 31, 1998       31 1998             March 31, 1997            1997
                                               --------------------- ------------------  --------------------   ------------------
Revenues from Operations                                     $6,536              $4,638           $20,284,459          $11,357,170

Cost of Sales                                                     -                   -            19,572,200           11,499,483
                                              ---------------------  ------------------  --------------------   ------------------

Gross Profit (loss)                                           6,536               4,638               712,259             (142,313)
                                              ---------------------  ------------------  --------------------   ------------------

Operating Expenses

  Sales, General and Administration                         147,315              41,884            13,501,810            9,308,850
  Depreciation                                                4,680               2,340             2,447,151              473,394
                                              ---------------------  ------------------  --------------------   ------------------

Total Operating Expenses                                    151,995              44,224            15,948,961            9,782,244
                                              ---------------------  ------------------  --------------------   ------------------


Net Loss from Operations                                   (145,459)            (39,586)          (15,236,702)          (9,924,557)

Other Income

  Forgiveness of debt income                                      -                   -                     -                    -
  Interest income                                                 -                   -                43,933               28,371
  Write down of goodwill of subsidiary                            -                   -                     -                    -
  Gain on disposal of assets                                      -                   -                     -                    -
  Other Income                                                6,496               6,496             1,460,337                1,423
                                              ---------------------  ------------------  --------------------   ------------------

Total Other Income                                            6,496               6,496             1,504,270               29,794

Other Expenses

  Interest expense                                                -                   -             5,866,037            5,675,526
  Administrative claims and fees                                  -                   -                     -                    -
  Bankruptcy fees and expenses                                1,249               1,249                     -                    -
                                              ---------------------  ------------------  --------------------   ------------------

Total Other Expenses                                          1,249               1,249             5,866,037            5,675,526
                                              ---------------------  ------------------  --------------------   ------------------

  Loss from continuing operations                          (140,212)            (34,339)          (19,598,469)         (15,570,289)

Discontinued Operations

  Loss from discontinued operations                               -                   -            (1,713,926)            (464,974)
  Loss on disposal of real estate
    brokerage and credit union auditing segments
    and restructuring charges                                     -                   -            (6,000,000)          (6,000,000)
                                              ---------------------  ------------------  --------------------   ------------------
  Income (loss) from discontinued operations                      -                   -            (7,713,926)          (6,464,974)
                                              ---------------------  ------------------  --------------------   ------------------

Net Loss                                                  ($140,212)           ($34,339)         ($27,312,395)        ($22,035,263)
                                              =====================  ==================  ====================   ==================

Per Common Share

  Loss from continuing operations                                 -                   -                 (7.58)               (4.25)
  Income (loss) from discontinued operations                                                            (2.01)               (0.95)
                                              ---------------------  ------------------  --------------------   ------------------

Net Loss                                                          -                   -                ($9.59)              ($5.20)
                                              =====================  ==================  ====================   ==================

Number of Shares Used in Computation                    114,888,800         114,888,800             6,341,039            6,774,310
                                              =====================  ==================  ====================   ==================

                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                       Statement of Cash Flows - Unaudited
                For the Six Months Ended March 31, 1998 and 1997

                                                                                                 UNAUDITED
                                                                                  March 31, 1998           March 31, 1997
                                                                              ---------------------    ---------------------
Cash flows form operating activities:

  Net Loss                                                                                 (140,212)            ($27,312,395)

  Adjustments to reconcile net income to new cash
  Provided by operating activities:
  Depreciation                                                                                4,680                  836,237
  Amortization of intangible assets                                                               -                1,985,793
  Credit arising from disputed transaction                                                        -               (1,500,000)
  Issuance of debt for payment of interest on debentures                                          -                2,755,334
  (Increase) decrease in accounts receivable                                                      -                  215,933
  (Increase) decrease in mortgages held for sale                                                  -                 (182,018)
  (Increase decrease in advances to employees and stockholders                                    -                 (494,737)
  (Increase) (decrease) in prepaid expenses and other current assets                              -                    4,864
  (Increase) decrease in other assets                                                         3,900                   (6,326)
  Decrease in accounts payable                                                               89,354                6,387,816
                                                                               ---------------------    ---------------------

  Total adjustments                                                                          97,934               10,002,896
                                                                               ---------------------    ---------------------

  Net cash provided (used) by operating activities                                          (42,278)            ($17,309,499)
                                                                               ---------------------    ---------------------

Cash flows from investing activities
  Payments for acquisition of subsidiaries                                                        -               (4,433,765)
  Capital expenditures                                                                            -               (2,113,095)
                                                                               ---------------------    ---------------------
  Net proceeds used in investing activities of continuing operations                              -               (6,546,860)
                                                                               ---------------------    ---------------------

Cash flows from financing activities:
  Redemption of Preferred Stock                                                                   -              (13,100,492)
  Payments for repurchase of common stock                                                         -              (10,630,611)
  Proceeds from notes payable & long term debt                                                    -               10,198,256
  Proceeds from officers                                                                          -                  197,500
  Payments of amounts due to officers and stockholders                                            -                 (100,000)
  Payments of notes payable and long-term debt                                                    -               (5,122,801)
  Net proceeds from issuance of common stock per Reg S                                            -                4,577,751
  Net proceeds from issuance of convertible preferred stock                                       -               38,804,917
  Preferred stock dividends paid                                                                  -               (1,883,800)
  Advances for bankruptcy proceedings                                                        60,000                        -
  Payments of mortgage loans                                                                (55,134)                       -
                                                                               ---------------------    ---------------------

  Net cash provided (used) by financing activities                                            4,866               22,940,720
                                                                               ---------------------    ---------------------

Net increase (decrease) in cash and cash equivalents                                        (37,412)                (915,639)

Cash received in acquisition of SOW and N'Touch                                                   -                   32,357

Cash and cash equivalents, beginning of period                                               44,559                1,358,414
                                                                               ---------------------    ---------------------

Cash and cash equivalents, end of period                                                      7,147                 $475,132
                                                                               =====================    =====================

                        See Notes to Financial Statements

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 March 31, 1998

(1)      GENERAL:
         -------

         The interim March 31, 1998 unaudited financial statements, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of financial position as of such date and earnings and cash flows for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and the Statements of Operations for six months ended March 31, 1998 have been reclassified for comparative purposes. It is recommended that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal years ended September 30, 1997 and 1998.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the six-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.

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

(3)      FINANCIAL CONDITION:
         --------------------

         Since inception, the Company has incurred substantial losses, and as of March 31, 1998 has an accumulated deficit of $111,791,058. The efforts of the Company were concentrated in carrying out its reorganization.

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

RESULTS OF OPERATIONS
---------------------

         During the quarter ended March 31, 1998, the Company focused its resources in the effort to successfully achieve its Chapter XI Bankruptcy reorganization Plan.

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

         Valuation of MBM. In connection with the transactions contemplated by the Stock Purchase Agreement, the Proponent has engaged an independent accountant to value the shares of MBM to be acquired by the Debtor. The valuation report was conducted as of February 1, 1998 and provided a value ranging from $9.7 to $11 million for MBM. The financial information included in the valuation report is in Canadian dollar values. As of February 1, 1998, the Canadian dollar had a value of $.69 in United States dollars. As of March 31, 1998, the Canadian dollar had a value of slightly in excess of $.68 in United States dollars. Due to the cost to the Estate and the fact that the valuation report has been rendered by an independent Canadian accounting firm, the Debtor has decided not to obtain its own valuation of the shares of MBM.

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

At March 31, 1998, the Company has operating cash of $7,147. The cash would be used to defray operating costs and professional fees necessary to continue supporting restructuring plans. For the quarter ended March 31, 1998 the Company utilized proceeds from the sale of assets and borrowing form the Proponent to meet operating expenses.

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

                                        WHITEHALL ENTERPRISES, INC.
                                                (Registrant)



Date:       , 1999                      By:
                                            -----------------------
                                            Luis Alvarez, President