Form 10QSB
period 1998-06-30
TOTAL WORLD TELECOMMUNICATIONS INC /DE/
filed 1999-04-29
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                                 -------------

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

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements (unaudited)

         Balance Sheets -- June 30, 1998 and September 30, 1997

         Statements of Operations -- Nine and Three Months Ended
         June 30, 1998 and 1997

         Statements of Cash Flows -- Nine Months Ended June 30, 1998 and 1997

         Notes to  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Financial Statements, Pro Forma Financial Information and Exhibits

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                            Balance Sheet - Unaudited
                      June 30, 1998 and September 30, 1997

                                     ASSETS
                                                                                            Unaudited
                                                                              June 30, 1998      September 30, 1997
                                                                          --------------------   ---------------------
Current Assets
  Cash                                                                                 $16,850                 $44,559
  Prepaid Expenses                                                                       3,885                       -
                                                                          --------------------   ---------------------
Total Current Assets                                                                    20,735                  44,559

Fixed Assets                                                                           847,952                 847,952
Less Accumulated Depreciation                                                          158,913                 151,893
                                                                          --------------------   ---------------------
  Net Fixed Assets                                                                     689,039                 696,059

Other Assets
  Deposits                                                                                 550                   4,450
                                                                          --------------------   ---------------------

TOTAL ASSETS                                                                          $710,324                $745,068
                                                                          ====================   =====================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

Current Liabilities
  Accounts payable                                                                           -                 $89,354
  Mortgage payable and other current liabilities                                             -                 436,305
  Liabilities due and paid upon sale of property                                       764,105                       -
  Liabilities to be forgiven under Chapter XI
    bankruptcy reorganization                                                       30,039,718              30,135,217
                                                                          --------------------   ---------------------

Total Current Liabilities                                                           30,803,823              30,660,876
                                                                          --------------------   ---------------------
Shareholders' Equity
  Preferred stock, $.00001 par value,
   10,000,000 million shares authorized,
   337,699 shares issued and outstanding                                                    4                        4
  Common Stock, $ .00001 par value,
   100,000,000 shares authorized, 81,118,900
   shares issued and outstanding                                                          811                      811
  Additional Paid In Capital                                                       82,474,223               82,474,223
  Unearned compensation                                                                     -               (4,927,394)
  Accumulated deficit before quasi-reorganization                                (111,828,537)            (106,723,452)
  Treasury Stock at Cost                                                             (740,000)                (740,000)
                                                                          --------------------   ---------------------

Total Stockholders' Equity                                                        (30,093,499)             (29,915,808)
                                                                          --------------------   ---------------------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                                                               $710,324                 $745,068
                                                                          ====================   =====================

                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                       Statement of Operations - Unaudited
        For the Nine Months and Three Months Ended June 30, 1998 and 1997

                                                            For the Nine    For the Quarter    For the Nine       For the Quarter
                                                            Months Ended     Ended June 30,    Months Ended        Ended June 30,
                                                           June 30, 1998         1998         June 30, 1997              1997
                                                         ------------------ ---------------- -----------------  -------------------
Revenues from Operations                                           $18,592          $12,056       $35,495,847          $15,033,789

Cost of Sales                                                                                      43,395,640           23,823,441
                                                         -----------------  ---------------  ----------------   ------------------

Gross Profit (loss)                                                 18,592           12,056        (7,899,793)          (8,789,652)
                                                         -----------------  ---------------  ----------------   ------------------
Operating Expenses

  Sales, General and Administration                                179,606           32,291        27,767,986           13,512,435
  Depreciation                                                       7,020            2,340         4,378,853            1,851,326
                                                         -----------------  ---------------  ----------------   ------------------

Total Operating Expenses                                           186,626           34,631        32,146,839           15,363,761
                                                         -----------------  ---------------  ----------------   ------------------

Net Loss from Operations                                          (168,034)         (22,575)      (40,046,632)         (24,153,413)

Other Income

  Forgiveness of debt income                                             -                -                 -                    -
  Interest income                                                        -                -            49,373                5,440
  Write down of goodwill of subsidiary                                   -                -       (39,103,706)         (39,103,706)
  Gain on disposal of assets                                             -                -                 -                    -
  Other Income                                                       6,496                -         1,520,912               19,609
                                                         -----------------  ---------------  ----------------   ------------------

Total Other Income                                                   6,496                -       (37,533,421)         (39,078,657)

Other Expenses

  Interest expense                                                       -                -         8,335,234            3,050,831
  Administrative claims and fees                                         -                -                 -                    -
  Bankruptcy fees and expenses                                      16,153           14,904                 -                    -
                                                         -----------------  ---------------  ----------------   ------------------

Total Other Expenses                                                16,153           14,904         8,335,234            3,050,831
                                                         -----------------  ---------------  ----------------   ------------------

  Loss from continuing operations                                 (177,691)         (37,479)      (85,915,287)         (66,282,901)

Discontinued Operations

  Loss from discontinued operations                                      -                -                 -                    -
  Loss on disposal of real estate
    brokerage and credit union auditing segments
    including $461,515 of operating losses for the period
    April 1, 1997 to May 15 199-, date of disposal                       -                -        (7,780,562)             (66,636)
                                                         -----------------  ---------------  ----------------   ------------------
  Income (loss) from discontinued operations                             -                -        (7,780,562)             (66,636)
                                                         -----------------  ---------------  ----------------   ------------------

Net Loss                                                         ($177,691)        ($37,479)     ($93,695,849)        ($66,349,537)
                                                         =================  ===============  ================   ==================

 Net loss per common share from continuing operations                    -                -            ($8.18)              ($4.18)
 Net loss per common share from discontinued operations                  -                -             (0.74)                   -
                                                         -----------------  ---------------  ----------------   ------------------

Net Loss                                                                 -                -            ($8.93)              ($4.18)
                                                         =================  ===============  ================   ==================

Number of Shares Used in Computation                           114,888,800      114,888,800        10,489,239           18,069,858
                                                         =================  ===============  ================   ==================

                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                       Statement of Cash Flows - Unaudited
                For the Nine Months Ended June 30, 1998 and 1997

                                                                              June 30, 1998           June 30, 1997
                                                                           --------------------  ---------------------
Cash flows form operating activities:

  Net Loss                                                                           (177,691)           ($93,695,849)

  Adjustments to reconcile net income to new cash
  Provided by operating activities:
  Depreciation                                                                          7,020               1,193,510
  Amortization of intangible assets                                                         -               3,185,343
  Write down of goodwill of subsidiary                                                      -              39,103,706
  Amortization of deferred compensation                                                     -               4,374,817
  Gain on sale of equipment                                                                 -                 (21,651)
  Credit arising from disputed transaction                                                  -              (1,500,000)
  Issuance of debt for payment of interest on debentures                                    -               4,209,260
  (Increase) decrease in accounts receivable                                                -                (979,652)
  (Increase) decrease in mortgages held for sale                                            -                (422,607)
  (Increase decrease in advances to employees and stockholders                              -                 473,647
  (Increase) (decrease) in prepaid expenses and other current assets                        -                (385,680)
  (Increase) decrease in other assets                                                   3,900                 998,921
  Deferred revenue                                                                          -               3,791,596
  Decrease in accounts payable                                                         89,354              23,304,130
                                                                          --------------------   ---------------------

  Total adjustments                                                                   100,274              77,325,340
                                                                          --------------------   ---------------------

  Net cash provided (used) by operating activities                                    (77,417)           ($16,370,509)
                                                                          --------------------   ---------------------

Cash flows from investing activities
  Loss from discontinued operations                                                         -              (7,080,562)
  Payments for acquisition of subsidiaries                                                  -              (4,433,765)
  Capital expenditures                                                                      -                (706,191)
                                                                          --------------------   ---------------------
  Net proceeds used in investing activities                                                 -             (12,220,518)
                                                                          --------------------   ---------------------

Cash flows from financing activities:
  Redemption of Preferred Stock                                                             -             (13,251,545)
  Payments for repurchase of common stock                                                   -             (10,630,611)
  Proceeds from notes payable & long term debt                                              -              13,307,550
  Proceeds from officers                                                                    -                 197,500
  Payments of amounts due to officers                                                       -                 (42,421)
  Payments of notes payable and long-term debt                                              -              (6,129,385)
  Net proceeds from issuance of common stock per Reg S                                      -               4,577,751
  Net proceeds from issuance of convertible preferred stock                                 -              40,134,819
  Preferred stock dividends paid                                                            -              (1,893,533)
  Proceeds from sale of property                                                       50,000                       -
  Advances for bankruptcy proceedings                                                  60,000                       -
  Payments of mortgage loans                                                          (60,292)                      -
                                                                          --------------------   ---------------------

  Net cash provided (used) by financing activities                                     49,708              26,270,125
                                                                          --------------------   ---------------------

Net increase (decrease) in cash and cash equivalents                                  (27,709)             (2,320,902)

Cash received in acquisition of SOW and N'Touch                                             -                  32,357

Cash and cash equivalents - beginning of year                                          44,559               1,704,020
                                                                          --------------------   ---------------------

Cash and cash equivalents - end of period                                              16,850               ($584,525)
                                                                          ====================   =====================

                        See Notes to Financial Statements

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  June 30, 1998

(1)      GENERAL:
         --------

         The interim June 30, 1998 unaudited financial statements, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of financial position as of such date and earnings and cash flows for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and the Statements of Operations for nine months ended June 30, 1998 have been reclassified for comparative purposes. It is recommended that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal years ended September 30, 1997 and 1998.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the nine-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.

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

(3)      FINANCIAL CONDITION:
         --------------------

         Since inception, the Company has incurred substantial losses, and as of June 30, 1998, has an accumulated deficit of $111,828,537. The efforts of the Company were concentrated in carrying out its reorganization.

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

RESULTS OF OPERATIONS
---------------------

         During the quarter ended June 30, 1998, the Company focused its resources in the effort to successfully achieve its Chapter XI Bankruptcy reorganization Plan.

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

At June 30, 1998, the Company has operating cash of $16,850. The cash would be used to defray operating costs and professional fees necessary to continue supporting restructuring plans. For the quarter ended June 30, 1998 the Company utilized proceeds from the sale of assets and borrowing form the Proponent to meet operating expenses.

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

         The Company has filed with the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") its Amended Plan of Reorganization dated July 2, 1998. The Company's Amended Disclosure Statement dated July 2, 1998 (the "Disclosure Statement") and its Summary of Amended Disclosure Statement of Whitehall Enterprises, Inc. Formerly known as World Telecommunications, Inc. under Chapter 11 of the United States Bankruptcy Code for Certain General Unsecured Creditors and Holders of Existing Common Stock dated July 2, 1998 (the "Summary Disclosure Statement") were submitted pursuant to Section 1125 of the Bankruptcy Code 11 U.S.C. Section 101, et. seq. (the "Bankruptcy Code") in connection with the solicitation of votes on the Plan from Holders of Impaired Claims against and Impaired Equity Interests in the Debtor and the hearing on Confirmation of the Plan.

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

PART II.


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         For information concerning current litigation regarding the Company, see Note 4 in the Notes to Financial Statements.



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