Form 10KSB
period 1998-09-30
TOTAL WORLD TELECOMMUNICATIONS INC /DE/
filed 1999-04-29
CIK 846381

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended September 30, 1998

                           Commission File No. 0-20922


                           WHITEHALL ENTERPRISES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           Delaware                                        75-2274730
           --------                                        ----------
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

___________________________________     _______________________________________

___________________________________     _______________________________________

Securities registered under Section 12(g) of the Exchange Act:__________________


                        Common Stock ($.0001 par value)
--------------------------------------------------------------------------------
                                (Title of Class)


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  [X]       No ____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                Yes ___        No  [X]

State issuer's revenues for its most recent fiscal year: $ 26,996
                                                         --------

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

                                Yes  [X]       No ____


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

INTRODUCTION AND RECENT DEVELOPMENTS
------------------------------------

         Whitehall Enterprises, Inc. formerly Total World Telecommunications, Inc., formerly International Standards Group, Limited (the "Company"), has filed with the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") its Amended Plan of Reorganization dated July 2, 1998. The Company's Amended Disclosure Statement dated July 2, 1998, (the "Disclosure Statement") were submitted pursuant to Section 1125 of the Bankruptcy Code 11 U.S.C. Section 101, et. seq. (the "Bankruptcy Code") in connection with the solicitation of votes on the Plan from Holders of Impaired Claims against and Impaired Equity Interests in the Debtor.

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

         In the opinion of the Company, as described below, the treatment of claims and equity interests under the Plan contemplates a greater recovery than that which is likely to be achieved under other alternatives for the reorganization of the Company. Accordingly, the Company believes that confirmation of the Plan is in the best interests of creditors and holders of equity interests and recommends that the creditors and holders of equity interests vote to accept the Plan.

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

         In August 1997, the Board of Directors of the Company was substantially reconstituted. The new Board, having observed the failure of TNT to successfully continue its Chapter XI case, decided to examine alternatives to maintain a level of stability with the Company for that period of time necessary for a new investor to fund ongoing and future operations for the Company. The new Board hoped to structure a transaction with a new investor which would satisfy existing Creditor Claims and preserve some value for existing stockholders of the Company. In examining all of its alternatives, the new Board concluded shortly after its appointment that the Company had no resources (financial or otherwise) to defend against any claims or actions which had been or could be asserted by Advantage. In addition, the filing of the involuntary petition against the Company on December 1, 1997 left the Company with no option but to seek to successfully reorganize under Chapter 11 of the Bankruptcy Code. In order to do so, the Company needed the support of Advantage, which, as stated above, holds in excess of 90% of the Unsecured Claims against the Company.

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

         The Company has sold to former employees the outstanding stock in FSGI, all of which was owned by The Company.

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

         The Company's net book value of the foregoing is approximately $7,310,000. Accordingly, the Company has recorded a charge to operations during the prior fiscal year of that amount which represented the difference between the carrying value and the estimated realizable value.

         On July 23, 1997, the Company's wholly-owned operating subsidiary, Total National Telecommunications, Inc., ("TNT") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Texas. Under Chapter 11, certain claims against the Company's subsidiary in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the subsidiary continues business operations as Debtor-in-Possession. Claims secured against the subsidiary's assets ("secured claims") also are stayed, although the holders of such claims would have the right to move the court for relief from the stay.

         On September 12, 1997, the case was converted to Chapter 7, and a trustee was appointed. On September 24, 1997, the assets of TNT were sold pursuant to 11 U.S.C. Section 363. Accordingly, the Company's intangible assets related to this subsidiary were written off during the year ended September 30, 1997.

ITEM 2.  DESCRIPTION OF PROPERTIES
         -------------------------

         The Company's executive offices are located at 801 Brickell, Avenue, 9th Floor Miami, Florida 33131. These premises are being rented on a month to month basis until the Company's acquisition of MBM is completed.

         The Company's executive offices were located at 3200 North Military Trail, Suite 300, Boca Raton, Florida 33431. These premises consist of approximately 7,700 square feet of space. In June 1995, the Company purchased this office condominium at a purchase price of $636,000 which included $50,000 in cash, the issuance of 200,000 shares of the Company's Common Stock and a wrap-around mortgage totaling $520,000.

         On June 19, 1998 the Bankruptcy Court approved the Company's sale of the office condominium for $810,000 in cash plus all real property taxes due to the Palm Beach County, Florida Tax Collector and condominium dues to the Potomac Trail Condominium Association. The sale closed during July 1998.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         All litigation closed as a result of the Company's Chapter XI
Bankruptcy.

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

                                              High     Low
                                              ----     ---
October 1 - December 31, 1995                $ 1.81   $0.66
January 1 - March 31, 1996                   $ 1.56   $0.50
April 1 - June 30, 1996                      $ 1.53   $0.56
July 1 - September 30, 1996                  $ 1.16   $0.47
October 1 - October 14, 1996                 $ 0.53   $0.41
October 15 - December 31, 1996               $10.05   $4.75
January 31 - February 27,   1997             $ 6.25   $2.94
February 28 - March 30, 1997                 $ 7.31   $4.31
March 31 - April 29, 1997                    $ 5.56   $3.50
April 30 - May 29, 1997                      $ 4.06   $1.69
May 30 - June 29, 1997                       $ 3.25   $0.56*
June 30 - September 29, 1997                 $ 1.75   $0.13
September 30 - October 30, 1997              $ 0.19   $0.00
October 31 - November 27, 1997               $ 0.80   $0.01
November 28 - December 30, 1997              $ 0.10   $0.01
December 31 - January 29 1998                $ 0.10   $0.00
January 30 - March 31, 1998                  $ 0.05   $0.00
April 30 - May 28, 1998                      $ 0.13   $0.00
May 29 - June 29, 1998                       $ 0.05   $0.00
June 30 - July 30, 1998                      $ 0.07   $0.00
July 31 - August 30, 1998                    $ 0.01   $0.00
August 31 - September 30, 1998               $ 0.05   $0.00
October 30 - December 31, 1998               $ 0.04   $0.00


*After May, 1997, the Company had no significant operations. Consequently, after May, 1997, there have been no authoritative/authentic bid quotations.

         As of December 31, 1998, the approximate number of holders of the Company's Common Stock was 8600.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

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

         At September 30, 1998, the Company has operating cash of $22,695. The cash would be used to defray operating costs and professional fees necessary to continue supporting restructuring plans. For the year ended September 30, 1998 the Company utilized proceeds from the sale of assets to meet operating expenses.

         In August 1997, Joseph Lents resigned as Chairman of the Board of the Company, and the Board of Directors of the Company was thereafter substantially reconstituted to add Vincent Landis, Carlos Trueba and Les Miller as new members of the Board with the then existing directors, Arnold Salinas and Loretta Murphy. Loretta Murphy resigned as a director of the Company during the course of the Reorganization Case in order to pursue other business interests. During the Reorganization Case, Luis Alvarez has served as interim President of the Company. None of the directors or executive officers of the Company has received any compensation from the Company for service in such capacities for the period from the Involuntary Petition Date to the date of this quarterly report.

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


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

CASH COMPENSATION
-----------------

         There was no cash compensation paid to executive officers as a group for services provided to the Company in all capacities during the year ended September 30, 1998.


EMPLOYMENT AGREEMENTS
---------------------

         There were no employment agreements in effect during the year ended September 30, 1998.

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

                                                                 Shares
                                                              Beneficially      Percent
                                    Name                        Owned (1)      of Class
                           --------------------------------------------------------------
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

(7) In connection with the acquisition of MBM, the Company issued 4,000,000 shares of its Series 1, $1 Convertible Preferred Stock (the "Series 1 Preferred Stock")to 129 Ontario. Each of the shares of Series 1 Preferred Stock is convertible into 100 shares of Common Stock over various periods based on the underlying Common Stock reaching price levels ranging from $10.00 to $50.00 per share. However, no shares of Series 1 Preferred Stock may be converted into Common Stock before January 1, 2004. Each share of Series 1 Preferred Stock has 100 notes or a total of 4,000,000 notes. 1274328 Ontario Inc. is beneficially owned by Leslie Gerendasi.

The Company intends to compensate the directors referred to above with approximately 300,000 shares of the Company's Common Stock. As of the date of this report, no shares have been issued to these directors.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         See discussion in Part I-Item 6 relative to Agreement with 129 Ontario for the purchase of the stock of MBM.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
         --------------------------------------

   (a)(1) and (2) Financial Statements and Schedules
                  ----------------------------------

         The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

   (b)   Reports on Form 8-K
         -------------------

         The Company filed Form 8-K reports dated December 21, 1995 (item 2 and item 5), February 21, 1996 (item 5), May 28, 1996 (item 5), June 11, 1996 (item
5), October 29, 1996 (item 1 and item 5), November 8, 1996 (item 5), and February 10, 1999.

   (c)   Exhibits
         --------
Exhibit
Number                     Description of Document
-------                    -----------------------

 3.01             Articles of Incorporation 1
 3.01(a)          Certificate of Amendment to Certificate of Incorporation 5
 3.01(b)          Certificate of Amendment to Certificate of Incorporation 7
 3.01(c)          Certificate of Amendment to Certificate of Incorporation 24
 3.01(d)          Certificate of Amendment to Certificate of Incorporation
 3.02             By-Laws 5
 4.01             Specimen of Common Stock certificate 1
10.02             Warrant Agent Agreement 1
10.03             Line of Credit Agreement 1
10.04             Stock Purchase Agreement between Texas American Group, Inc.
                  and Daniel M. Boyar 2

10.05 Stock Purchase Agreement for acquisition of Financial Standards Group, Inc. 2
10.06 Stock Purchase Agreements for acquisition of Mount Vernon Distribution, Inc. and Eau Gallie Properties, Inc. 2
10.06.1           Amendments to Stock Purchase Agreements referred to in Exhibit
                  10.06 7
10.07 Stock Purchase Agreement for acquisition of Bibbins & Rice Electronics, Inc. and Rice Electronics,Inc. 3
10.08 Investment Banking Consulting Agreement with H.D. Vest Investment Securities, Inc. 7
10.09 Sales and Service Agreement with Corroon & Black Administrative Services, Inc. 7
10.10             Agreement with Arkansas Credit Union League and Service
                  Corporation 7
10.11             Agreement with HCU Services Corporation (Hawaii) 7
10.12             Agreement with KYCUL Services Incorporated (Kentucky) 7
10.13             Agreement with League Services Corporation (Michigan) 7
10.14             Selling Agent Agreement with Meridian Associates, Inc. 7
10.15             Financial Consulting Agreement with Meridian Associates,
                  Inc. 7
10.16             Lock-Up Agreement with Selling Security Holders 7
10.17             Rescission Offer Responses 7
10.18             Agreement with Computer Concepts Corp. 8
10.19             Agreement with Greg Paige and Paige & Associates Corp. 9
10.20             Agreements with Computer Concepts Corp. 13
10.21             Agreement with Comstator, S. A. 13
10.22             Agreement with Allan J. Ontai 10
10.23             Letter of Agreement with Servicecorp (Indiana Credit Union
                  League) 13
10.24             Agreement and Plan of Merger with Membership Realty Ltd., Inc.
                  and other parties described therein 10
10.25             Agreement with Stenton Leigh Capital Corp.10
10.26 Agreement with Universal Solutions, Inc., Investor Resource Services, Inc. and SMI Capital Corp. 12
10.27 Amendment No. 1 to Agreement and Plan of Merger with Membership Realty Ltd., Inc. 14
10.28             Agreement with Computer Concepts Corp. 15
10.29             Agreement and Plan of Merger with Elfworks, Inc. 16
10.30 Stock Purchase Agreement and Assignments with Administracion de Seguros, S.A. 17
10.31 Letter of Intent to Purchase and Sell between Jalmark Realty, Inc. and Membership Realty Holding Corp. 19

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

10.40             Agreement with Total National Telecommunications, Inc.25
10.41             Agreement with Global RE., Ltd. and American Indemnity
                  Company, Ltd. 26
10.42             Stock Purchase Agreement with Southwestern Telecom, Inc. 27
10.43 Stock Purchase Agreement for the purchase of NETTouch Communications, Inc. and Common Stock Purchase Warrant 28
10.44 Note Purchase Agreement with GFL Advantage Fund Limited, Registration Rights Agreement and Promissory Note 28
10.45 Stock purchase agreement for the purchase of all issued and outstanding shares of Mega Blow Moulding Limited from 1299004 Ontario Corporation.
16.01 Letter from Samson, Robbins & Associates to the Securities and Exchange Commission4
16.02             Letter from Grau & Registrant to the Securities and Exchange
                  Commission 6
16.03 Letter from Arthur Andersen & Co. to the Securities and Exchange Commission 11
16.04             Letter from Grant Thornton to the Securities and Exchange
                  Commission 18
16.05             Letter from Millward & Co. to the Securities and Exchange
                  Commission

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

                                    WHITEHALL ENTERPRISES, INC.

                                    By:_________________________________
                                       President


         In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.


   Signature
   ---------
______________________     President and Director                        , 1999
 Luis Alvarez


______________________     Director                                      , 1999
 Joseph Lebovics


______________________     Director                                      , 1999
 Vincent Landis


______________________     Director                                      , 1999
 Carlos M. Trueba


______________________     Director                                      , 1999
 Les Miller

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.


                              Financial Statements
                      For the Year Ended September 30, 1998



                                Table of Contents
                                -----------------

                                                                 Page No.
                                                                 --------

Independent Auditors' Report                                         2

Balance Sheet                                                        4

Statement of Income                                                  5

Statement of Changes in Stockholders' Equity                         6

Statement of Cash Flows                                              7

Notes to Financial Statements                                        8

                          Independent Auditors' Report
                          ----------------------------



To the Stockholders and Board of Directors of Whitehall Enterprises, Inc.
Formerly Known as
Total World Telecommunications, Inc.
Miami, Florida



We have audited the accompanying balance sheet of Whitehall Enterprises, Inc., formerly known as Total World Telecommunications, Inc. (formerly International Standards Group, Limited) as of September 30, 1998, and the related statement of income, statements of changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

During 1997, the Company was in Chapter XI, and as such, we are unable to obtain written representations from management of the Company concerning transactions prior to October 1, 1997, which took place under substantially different management. Accordingly, the financial statements for the year ended September 30, 1997, were not audited by us or any other independent Certified Public Accountant.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitehall Enterprises, Inc. formerly known as Total World Telecommunications, Inc., as of September 30, 1998, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SEWELL AND COMPANY, PA
Certified Public Accountants

Pembroke Pines, Florida
December 1, 1998, except as to Note 5 which is dated January 7, 1999

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                                  Balance Sheet
                               September 30, 1998

                                     ASSETS
Current Assets

     Cash                                                      $          22,695
                                                               -----------------
Total Current Assets                                                                     $          22,695

Fixed Assets                                                              53,620
Less Accumulated Depreciation                                            (46,928)
                                                               -----------------

Net Fixed Assets                                                                                     6,692

Other Assets

     Deposits                                                                                          500
                                                                                         -----------------
TOTAL ASSETS                                                                             $          29,887
                                                                                         =================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Shareholders' Equity

     Common Stock . par value
        200,000,000 authorized
        124,927,647 issued & outstanding                     $            12,493
     Additional Paid In Capital                                           17,394

Retained Earnings since 9/30/98
     After Quasi-Reorganization                                                0
                                                               -----------------
Total Stockholders' Equity                                                                          29,887
                                                                                         -----------------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                                $          29,887
                                                                                         =================

             See Auditors' Report and Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                               Statement of Income
                      For the Year Ended September 30, 1998

Revenues from Operations                                                                 $          26,996

Operating Expenses

     Sales, General and Administration                        $          234,803
     Depreciation                                                          9,361
                                                           ---------------------

Total Operating Expenses                                                                           244,164
                                                                                         -----------------
Net Loss from Operations                                                                          (217,168)

Other Income

     Forgiveness of debt income                                       27,091,064
     Gain on disposal of assets                                          147,265
     Other Income                                                          6,496
                                                           ---------------------
Total Other Income                                                                              27,244,825

Other Expenses

     Administrative claims and fees                                      303,466
     Bankruptcy fees and expenses                                         13,693
                                                           ---------------------
Total Other Expenses                                                                               317,159
                                                                                         -----------------
NET INCOME                                                                               $      26,710,498
                                                                                         =================
Earnings per common share.                                                               $            0.23
                                                                                         =================


             See Auditors' Report and Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                  Statement of Changes in Stockholders' Equity
                      For the Year Ended September 30, 1998


                      Preferred  Stock       Common Stock      Paid in      Unearned    Treasury  Stock     Accumulated
                      Shares    Amount   Shares      Amount    Capital    Compensation   Shares   Amount       Deficit      Total
                      --------------------------------------------------------------------------------------------------------------
Balance
September 30, 1997      377,699     4    81,118,900     811   82,474,223  (4,927,394) (55,933)  (740,000) (106,723,452) (29,915,808)

Adjustments of:
Chapter XI
  Reorganization       (377,699)   (4)   43,808,747  11,682  (82,239,662)  4,927,394   55,933    740,000    79,795,786    3,235,196
Net Other Income                                                                                            26,927,666   26,927,666
Net Loss from
  Operations                                                                                                  (217,167)    (217,167)
                     ---------------------------------------------------------------------------------------------------------------

Total                         0     0   124,927,647  12,493      234,561           0        0          0      (217,167)      29,887

Effect of Quasi
  Reorganization on
  September 30, 1998                                          (217,167)                                        217,167            0
                     ---------------------------------------------------------------------------------------------------------------

Balance
  September 30, 1998          0     0   124,927,647 $12,493     $ 17,394           0        0          0             0     $ 29,887
                     ===============================================================================================================

             See Auditors' Report and Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                             Statement of Cash Flows
                      For the Year Ended September 30, 1998

Cash flows form operating activities:

         Net Income                                                                        $    26,710,498
                                                                                           ---------------
         Adjustments to reconcile net income to new cash Provided by operating activities:
                  Depreciation                                                                       9,361
                  (Increase) decrease in other assets                                                3,949
                  Income from forgiveness of debt                                              (27,091,064)
                                                                                           ---------------

                  Total adjustments                                                            (27,077,754)
                                                                                           ---------------

         Net cash provided (used) by operating activities                                  $      (367,256)
                                                                                           ---------------
Cash flows from investing activities:

         Cash proceeds form the sale of property                                                   345,392
                                                                                          ----------------

         Net cash provided (used) by investing activities                                          345,392
                                                                                          ----------------

Net increase (decrease) in cash and cash equivalents                                               (21,864)

Cash and cash equivalents, beginning of year                                                        44,559
                                                                                          ----------------

Cash and cash equivalents, end of year                                                    $         22,695
                                                                                          ================
Supplemental disclosures of cash flow information:

Cash paid during the period for:

         Interest expense                                                                 $         16,715
                                                                                          ================

Non-cash transactions include forgiveness
         of debt as follows                                                               $     27,091,064
                                                                                          ================

             See Auditors' Report and Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                          Notes to Financial Statements
                               September 30, 1998

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
Whitehall Enterprises, Inc. ("the Company"), formerly Total World
Telecommunications, Inc. and International Standards Group, Limited (See Note
5), was incorporated under the laws of the State of Delaware on October 12, 1988.

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

In June, 1996, the Company acquired Houston based Total National
Telecommunications, Inc. (renamed Total World Telecommunications, Inc.) a Tier 2 switch-based inter exchange carrier that utilized digital and fiber optic facilities, with switches located in five major United States cities.

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

Chapter XI Bankruptcy
---------------------
On December 24, 1997, the Company filed for protection under Chapter XI of the Federal Bankruptcy laws. Chapter XI encompasses the submission, by the court appointed trustees, to the Court of a plan of reorganization. On August 28, 1998, the Court approved the plan of reorganization.

Pursuant to this plan, all preferred and common stock previously issued was canceled. In place of these canceled shares, 124,927,647 shares of common stock, par value $.0001 were issued.

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                          Notes to Financial Statements
                               September 30, 1998


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Another 4,000,000 shares of preferred stock (see Note 6) with a par value of $.001 will be issued under a stock purchase agreement between the Company and 1299004 Ontario Corporation. In exchange for these shares, the Company will acquire 100% of the outstanding common stock of Mega Blow Moulding, Ltd., a Canadian Corporation. There is a five (5) year restriction on the conversion of preferred shares to common shares pursuant to the Agreement.

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

Income Taxes
------------
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 109 Accounting for Income Taxes, which requires companies to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Pursuant to SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates. The Company adopted SFAS No. 109 in 1993.

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                          Notes to Financial Statements
                               September 30, 1998


NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company extends credit based on an evaluation of the customer's financial condition, generally (except for mortgages receivable) without requiring collateral.

Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. In addition, at September 30, 1998, the Company had $22,695 on deposit with one financial institution, which was insured for up to $100,000 by the U.S. Federal Deposit Insurance Corporation. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                          Notes to Financial Statements
                               September 30, 1998

NOTE 2  PROPERTY, PLANT AND EQUIPMENT

Property, machinery, and equipment are stated at cost, and are depreciated over their estimated useful lives on a straight-line basis as follows:

                                                                                Useful Life
                                                                                -----------
                  Furniture and fixtures (including software)                     3-5 years
                  Machinery and equipment                                         5 years

The following is a summary of plant and equipment, at cost, less accumulated depreciation and amortization at September 30, 1998:
                  Computer equipment                                              $ 10,292
                  Furniture and fixtures                                            27,186
                  Equipment                                                         16,142
                                                                                  --------
                                                                                    53,620
                  Less:  accumulated depreciation                                   46,928
                                                                                  --------
                  Total                                                           $  6,692
                                                                                  ========

Depreciation expense for the year ended September 30, 1998 totals $9,361.

NOTE 3  INCOME TAXES

The Company reduced taxable income for the year ended September 30, 1998, by applying federal net operating losses to pre-tax income, reducing taxable income by $71,249,531. These losses were carried forward from prior years.

The Company has a remaining federal net operating loss carryforward of $71,650,735, of which $71,249,531 expires in 2004, and $401,204 expires in 2017.

NOTE 4  STOCKHOLDER'S EQUITY

Quasi-Reorganization
--------------------

The Company's Board of Directors approved a Quasi-Reorganizaion effective September 30, 1998, whereby the accumulated deficit has been offset against additional paid in capital. The resulting retained earnings at September 30, 1998 is zero. Profit or loss shall be measured and included in retained earnings from October 1, 1998 forward.

NOTE 5  SUBSEQUENT  EVENTS

During January 8, 1999, the Company amended its articles of incorporation changing its name from Total World Telecommunications, Inc. to Whitehall Enterprises, Inc.

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                          Notes to Financial Statements
                               September 30, 1998

NOTE 6  STOCKHOLDERS' EQUITY

A summary of the stock is as follows:

Common Stock
------------

Authorized 200,000,000 shares of common stock , $.0001 par value per share. Issued and outstanding 124,927,647 shares of common stock.

Preferred Stock -
---------------
Authorized 4,000,000 shares of preferred stock at $.001 par value per share. None issued or outstanding.