Form 10QSB
period 1998-12-31
TOTAL WORLD TELECOMMUNICATIONS INC /DE/
filed 1999-04-29
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   December 31, 1998
                                          -----------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _________________

Commission File Number    0-20922
                          -------

                           WHITEHALL ENTERPRISES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      75-2274730
--------------------------------------------------------------------------------
  (State or jurisdiction of                    (IRS Employer Identification No.)
incorporation or organization)

              801 Brickell Avenue, 9th Floor, Miami, Florida 33131
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (904) 409-0200
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


                      TOTAL WORLD TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements in the past 90 days.

                                     Yes No

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

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.


                                     INDEX


PART I.  FINANCIAL INFORMATION
------   ---------------------

Item 1.  Financial Statements (unaudited)

         Balance Sheets -- December 31, 1998 and September 30, 1998

         Statements of Operations -- Three Months Ended December 31, 1998 and
         1997

         Statements of Cash Flows -- Three Months Ended December 31, 1998 and
         1997

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Financial Statements, Pro Forma Financial Information and Exhibits

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                     Consilidated Balance Sheet - Unaudited
                    December 31, 1998 and September 30, 1998

                                     ASSETS
                                                                                 Unaudited
                                                                             December 31, 1998        September 30, 1998
                                                                           ---------------------    ---------------------
Current Assets
  Cash                                                                                   $4,249                  $22,695
  Accounts receivable                                                                   559,296                        -
  Inventories                                                                           504,483                        -
  Prepaid Expenses                                                                       36,876                        -
                                                                          ---------------------    ---------------------
Total Current Assets                                                                  1,104,904                   22,695
                                                                          ---------------------    ---------------------

Loans Receivable                                                                      2,303,882                        -
                                                                          ---------------------    ---------------------

Property and Equipment                                                                2,432,897                   53,620
Less Accumulated Depreciation                                                        (1,951,522)                 (46,928)
                                                                          ---------------------    ---------------------
  Property and Equipment - Net                                                          481,375                    6,692
                                                                          ---------------------    ---------------------

Other Assets
  Deposits                                                                                  500                      500
                                                                          ---------------------    ---------------------

TOTAL ASSETS                                                                         $3,890,661                  $29,887
                                                                          =====================    =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

Current Liabilities
  Current portion of long term debt                                                     177,035                        -
  Notes payable - bank                                                                1,170,751                        -
  Accounts payable                                                                      842,838                        -
                                                                          ---------------------    ---------------------

Total Current Liabilities                                                             2,190,624                        -
                                                                          ---------------------    ---------------------
Shareholders' Equity
  Preferred stock, $.001  par value,
   4,000,000 million shares authorized, issued
   and outstanding at December 31, 1998                                                   4,000                        -
  Common Stock, $.0001 par value,
   200,000,000 shares authorized, 124,900,000
   shares issued and outstanding                                                         12,493                   12,493
  Additional Paid In Capital                                                          1,184,304                   17,394
  Retained earnings                                                                     499,240                        -
                                                                          ---------------------    ---------------------

Total Stockholders' Equity                                                            1,700,037                   29,887
                                                                          ---------------------    ---------------------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                                                               $3,890,661                  $29,887
                                                                          =====================    =====================

                       See Notes to Financial Statements.
                                        3

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Operations - Unaudited
                For the Quarter Ended December 31, 1998 and 1997

                                                                             December 31, 1998        December 31, 1997
                                                                           ---------------------    ---------------------
Revenues from Operations
  Sales                                                                                $423,393                   $1,898

Cost of Sales                                                                           330,866                        -

                                                                          ---------------------    ---------------------
Gross Profit                                                                             92,527                    1,898

Operating Expenses

  Sales, General and Administration                                                      89,329                  105,431
  Depreciation                                                                           11,232                    2,340
                                                                          ---------------------    ---------------------

Total Operating Expenses                                                                100,561                  107,771
                                                                          ---------------------    ---------------------

Income (loss) from operations                                                            (8,034)                (105,873)
                                                                          ---------------------    ---------------------

Other Expenses
  Interest expense                                                                        5,581                        -
                                                                          ---------------------    ---------------------

Net Loss                                                                               ($13,615)               ($105,873)
                                                                          =====================    =====================

Net Loss Per Common Share                                                                     -                        -
                                                                          =====================    =====================

Number of Shares Used in Computation                                                124,900,000              114,888,800
                                                                          =====================    =====================

                       See Notes to Financial Statements.
                                        4

                           WHITEHALL ENTERPRISES, INC.
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Cash Flows - Unaudited
                For the Quarter Ended December 31, 1998 and 1997

                                                                             December 31, 1998        December 31, 1997
                                                                           ---------------------    ---------------------
Cash flows form operating activities:

Net Loss                                                                               ($13,615)               ($105,873)

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                                           11,233                    2,340
Change  in assets and liabilities net of effects from purchase of MBM:                                                 -
  Increase in accounts receivable                                                             -                        -
  Increase in inventory                                                                       -                        -
  Increase in prepaid expenses                                                                -                        -
  Increase in loans receivable                                                                -                        -
  (Increase) decrease in other assets                                                         -                    3,900
  (Increase) decrease in accounts payable and accrued expenses                          (11,000)                  89,354
                                                                          ---------------------    ---------------------

  Total adjustments                                                                         233                   95,594
                                                                          ---------------------    ---------------------

  Net cash provided (used) by operating activities                                     ($13,382)                ($10,279)
                                                                          ---------------------    ---------------------

Cash flows from investing activities                                                          -                        -

Cash flows from financing activities:
  Payments of notes payable and long-term debt                                           (5,064)                       -
  Payments of mortgage loans                                                                  -                  (21,548)
                                                                          ---------------------    ---------------------

  Net cash provided (used) by financing activities                                       (5,064)                 (21,548)
                                                                          ---------------------    ---------------------

Net increase (decrease) in cash and cash equivalents                                    (18,446)                 (31,827)

Cash received in acquisition of  MBM                                                          -                        -

Cash and cash equivalents - beginning of year                                            22,695                   44,559
                                                                          ---------------------    ---------------------

Cash and cash equivalents - end of period                                                $4,249                  $12,732
                                                                          =====================    =====================

                        See Notes to Financial Statements
                                        5

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (UNAUDITED)

                                December 31, 1998

(1)      GENERAL:
         -------

         The interim December 31, 1998 unaudited financial statements, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of financial position as of such date and earnings and cash flows for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and the Statements of Operations for three months ended December 31, 1997 have been reclassified for comparative purposes. It is recommended that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

         The consolidated financial statements of the Company include those accounts of Whitehall Enterprises, Inc. and Mega Blow Plastics Limited, a Canadian plastics company. All significant intercompany transactions and balances have been eliminated in the consolidation. The acquisition of Mega Blow Plastics Limited was effective December 1, 1998. Results of consolidated operations and cash flows include the transactions of Whitehall Enterprises, Inc. for the three month period and Mega Blow Plastics Limited for the one month period ended December 31, 1998.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

(2)      AMENDED PLAN OF REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES
         ---------------------------------------------------------------------
         BANKRUPTCY COURT:
         ----------------

         The Company filed with the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") its Amended Plan of Reorganization dated July 2, 1998. The Company's Amended Disclosure Statement dated July 2, 1998 (the "Disclosure Statement") and its Summary of Amended Disclosure Statement (the "Summary Disclosure Statement") were submitted under Chapter 11 of the United States Bankruptcy Code for Certain General Unsecured Creditors and Holders of Existing Common Stock dated July 2, 1998 pursuant to
Section 1125 of the Bankruptcy Code 11 U.S.C. Section 101, et. seq. (the "Bankruptcy Code") in connection with the solicitation of votes on the Plan from Holders of Impaired Claims against and Impaired Equity Interests in the Company and the hearing on Confirmation of the Plan that occurred on August 17, 1998.

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

         The Plan has been approved by the Company's Board of Directors. In addition, Advantage Fund Limited, formerly known as GFL Advantage Fund Limited ("Advantage"), which the Company believes held in excess of 90% of the unsecured claims against the Company, consented to the Plan as part of a settlement between the Company and Advantage which has been approved by the Bankruptcy Court.

         In summary, the Plan was based upon (a) a transfer of all Unsecured Claims and assets of the Company (excluding certain tax attributes and a portion of the Condominium Parcel Net Proceeds) to a liquidating trust of which Holders of Allowed Unsecured Claims will be the primary beneficiaries and Holders of Allowed Subordinated Claims will be secondary beneficiaries, (b) the purchase by the Company of all of the issued and outstanding stock of Mega Blow Moulding Limited, a Canadian plastics company ("MBM"), from 1299004 Ontario Corporation ("129 Ontario"), a wholly-owned subsidiary of 1274328 Ontario Inc. (the "Proponent"), in consideration for the issuance to the Proponent of approximately 76% voting control of the Reorganized Debtor, (c) the cancellation of all Existing Preferred Stock and Existing Common Stock of the Debtor, and (d) the issuance of common stock of the Reorganized Debtor to Holders of Existing Preferred Stock and Existing Common Stock of the Debtor.

         The Company believed that its efforts to maximize the return for Creditors and to find an investor and attract value for stockholders have been full and complete. The Company further believed that the Plan was in the best interest of all Creditors and Holders of Equity Interests, even though (a) it did not appear that there are sufficient funds to pay Unsecured Creditors in full and (b) the percentage of the outstanding equity to be retained by Holders of Equity Interests following the confirmation of the Plan would be substantially diluted. In the event of a liquidation of the Company's assets under Chapter 7 of the Bankruptcy Code, the Company believed the distribution to Unsecured Creditors would be substantially less than under the Plan. In addition, absent concessions from holders of Unsecured Claims, there would be no distribution to Holders of Equity Interests.

         The Company's efforts resulted in (a) the Advantage Settlement Agreement, which has been approved by the Bankruptcy Court, pursuant to which Advantage has agreed to support the Plan, and (b) an agreement for the Debtor to acquire all of the stock of MBM from a wholly-owned subsidiary of the Proponent, pursuant to which MBM would become a wholly-owned operating subsidiary of the Reorganized Debtor on and after August 28, 1998, the date that the Plan was ultimately confirmed by the Bankruptcy Court.

(3)     AGREEMENT FOR THE PURCHASE OF MBM
        ---------------------------------

        On December 1, 1998, under conditions and terms prescribed to and approved by the Bankruptcy Court in the Company's Chapter XI Reorganization, the Company entered into an agreement with 129 Ontario for the purchase of 100% of the issued and outstanding stock of MBM. As a result thereof MBM became a wholly owned subsidiary of the Company. The following table summarizes the more significant terms of the agreement:

   o The Company issued 4 million preferred shares in the Company's capital stock.

   o 129 Ontario represented that MBM was not a party to or bound by any agreement of guarantee, indemnification, surety, or similar commitments of the obligations, liabilities (contingent or otherwise) or indebtedness of any other person, corporation or partnership, except for trade accounts payable incurred in the normal course of operations.

   o Whitehall Enterprises, Inc. acknowledged that all assets owned by MBM are subject to a security issued by MBM to the Royal Bank of Canada as collateral for bank notes aggregating approximately $1,762,000.

   o 129 Ontario has executed all necessary documents holding the Company harmless of any liability pursuant to the stock purchase agreement and in accordance with the Reorganization Plan approved by the Bankruptcy Court.

        As of December 31, 1998 and through the date of this report, the transactions and events relative to the purchase of MBM were managed in the form prescribed and approved by the Bankruptcy Court in the Plan. Proceeds from the collection of loans receivable is expected by the end of the current fiscal year.

(4)     Net Loss per Common Share
        -------------------------

        Net loss per common share is calculated by dividing the weighted average number of common shares outstanding during each period into the net loss applicable to common shares.

(5)     FINANCIAL CONDITION:
        -------------------

        Since inception, the Company had incurred substantial losses and, as of September 30, 1998, before effecting changes from the Chapter XI Reorganization, had an accumulated deficit of $80,013,953 and a working capital deficiency of over $26 million. During 1997-98 the Company went through a Chapter XI Reorganization. A significant amount of the Company's officers' and directors' time has been spent in various financing activities including, but not limited to raising private placement funds and seeking new acquisitions as well as carrying out the Plan of Reorganization.

        The Company purchased Mega Blow Plastics Limited effective December 1, 1998, which the Company anticipates will increase profitability. Management believes that the acquisition, along with other future acquisitions and other activities, coupled with cost cutting and revenue raising programs, should result in significant improvement in the future.

        There can be no assurance that the newly acquired entity will be profitable, the cost cutting and revenue raising programs will be effective, all of which are necessary to meet the Company's obligations over the next year

(6)     EQUITY TRANSACTIONS
        -------------------

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

        A summary of the stock is as follows:

         Common Stock - Authorized 200,000,000 shares of common stock , $.0001 par value per share. Issued and outstanding 124,927,647 shares of common stock.

        Preferred Stock - Authorized 4,000,000 shares of preferred stock at $.001 par value per share. None issued or outstanding.


(7)      LEGAL PROCEEDINGS:
         ------------------

         All legal proceedings will be eliminated upon the certification of the Plan of Reorganization by the Bankruptcy Court. (See Note (2).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   OF OPERATIONS

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

RESULTS OF OPERATIONS
---------------------

         During the quarter ended December 31, 1998, the Company focused its resources in the effort to successfully carry out the objectives approved by the Bankruptcy Court in the Company's Chapter XI Bankruptcy Reorganization Plan. The most important goal was to close the acquisition of MBM.

         The Company's plan for growth included the acquisition of MBM. The Board of Directors are currently studying several other acquisitions. To achieve this growth and the necessary working capital, the Company will require additional funding. The Company has received preliminary commitments from investors to arrange future funding. The imminent collection of loans receivable as part of the dictates of the MBM Stock Purchase Agreement approved by the Bankruptcy Court will provide cash to expand MBM sales and capital for the further investigation of other acquisitions. While the Company has reason to expect the completion of these arrangements in the near future, no assurances can be given that such funds will be available.

         Description of Stock Purchase Agreement
         ---------------------------------------

         On June 19, 1998, following extensive negotiations, the Company entered into the Stock Purchase Agreement with 129 Ontario who agreed to sell, and the Company, after the approval of the Bankruptcy Court, agreed to purchase, effective as of December 1, 1998, 100% of the issued and outstanding stock of MBM. As a result thereof, MBM became a wholly-owned subsidiary of the Company. Prior to and during the Reorganization Case, management of the Company actively searched for an operating business to bring into the Company following the August 28, 1998 Court approved Plan. Management determined, in the exercise of its business judgment, that MBM was the best operating business available at this time. In this regard, the Company required 129 Ontario to obtain an independent valuation of MBM. In addition, the Company has conducted, and will continue to conduct up to the date until all the requirements of the acquisition stipulated in agreement referred to above, due diligence as to MBM and its business operations. The Debtor has agreed in the Stock Purchase Agreement, in consideration for the sale of the MBM stock, that, subject to the terms and conditions of the Stock Purchase Agreement, including the Confirmation of the Plan, it will (a) cause the Reorganized Debtor to issue to the Proponent at the Closing 4,000,000 shares of the Reorganized Debtor Preferred Stock. Note 3 summarizes the material terms of the Stock Purchase Agreement.

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

         General Information Regarding MBM
         ---------------------------------

         Overview. Since its formation in 1984, MBM has operated as a specialized custom molder or manufacturer of plastic bottles and containers for use in the pharmaceutical, health and beauty, household cleaner and food product industries. During fiscal 1998, MBM's revenues are generated in the United States. MBM also has a strong market presence in the Province of Ontario, Canada, which is the main manufacturing center in Canada. Plastic is a disposable material which is in high demand in today's environmentally friendly and industrialized world. Management of MBM believes that demand will continue to grow significantly well into the next century. With an estimated market in North America of over $15 billion for plastic products, management of MBM believes that MBM is well positioned for growth.

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

         Valuation of MBM. In connection with the transactions contemplated by the Stock Purchase Agreement, the Proponent has engaged an independent accountant to value the shares of MBM to be acquired by the Debtor. The valuation report was conducted as of February 1, 1998 and provided a value ranging from $9.7 to $11 million for MBM. The financial information included in the valuation report is in Canadian dollar values. As of February 1, 1998, the Canadian dollar had a value of $.69 in United States dollars. As of December 31, 1998, the Canadian dollar had a value of slightly in excess of $.68 in United States dollars. Due to the cost to the Estate and the fact that the valuation report has been rendered by an independent Canadian accounting firm, the Debtor has decided not to obtain its own valuation of the shares of MBM.

Activities for the entire year ended September 30, 1998 were related to carrying out the Plan of Reorganization under Chapter XI. Consequently, revenues were of a non operating and passive nature and expenses incurred were significantly for attorneys fees and bankruptcy costs.

For the one month ended December 31, 1998, consolidated revenues from operations of $423,393 were due to the acquisition and consolidation of MBM. Monthly revenues from MBM operations are forecasted to continue or increase from this level during the remainder of fiscal year 1998-1999. The Company's consolidated net loss of $13,615 for the quarter ended December 31, 1998, was principally due to the payment of administrative costs of $29,445 relative to the year end audit and other expenses of the bankruptcy.

Interest expense incurred in MBM was for the amounts due to the Royal Bank of Canada for the open balance on their loans during the month of December 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company filed with the Bankruptcy Court its Amended Plan of Reorganization dated July 2, 1998. The Plan has been approved by the Company's Board of Directors. In addition, Advantage consented to the Plan as part of a settlement between the Company and Advantage which had been approved by the Bankruptcy Court. In summary, the Plan was based upon (a) a transfer of all Unsecured Claims and assets of the Company (excluding certain tax attributes and a portion of the Condominium Parcel Net Proceeds) to a liquidating trust of which Holders of Allowed Unsecured Claims will be the primary beneficiaries and Holders of Allowed Subordinated Claims will be secondary beneficiaries, (b) the purchase by the Company of all of the issued and outstanding stock of MBM, from 129 Ontario, in consideration for the issuance of approximately 76% voting control of the Reorganized Debtor, (c) the cancellation of all Existing Preferred Stock and Existing Common Stock of the Debtor, and (d) the issuance of common stock of the Company after the Reorganization Plan to Holders of Existing Preferred Stock and Existing Common Stock of the Company.

The Company's efforts resulted in (a) the approval by the Bankruptcy Court of the Advantage Settlement Agreement, pursuant to which Advantage agreed to support the Plan, and (b) an agreement for the Debtor to acquire all of the stock of MBM. The Plan was ultimately confirmed by the Bankruptcy Court on August 28, 1998.

        On December 1, 1998, under conditions and terms prescribed to and approved by the Bankruptcy Court in the Company's Chapter XI Reorganization, the Company entered into an agreement with 129 Ontario for the purchase of 100% of the issued and outstanding stock of MBM. As a result thereof MBM became a wholly owned subsidiary of the Company. At December 31, 1998, the Company has operating cash of $4,249. The cash would be used to defray operating costs and professional fees necessary to continue supporting the plans for acquisitions and corporate financial restructuring . For the quarter ended December 31, 1998 the Company utilized proceeds from the sale of assets and other borrowings to meet operating expenses. MBM presented a negative bank balance approximating $26,000 that was reclassified with accounts payable and accrued expenses in the accompanying balance sheet. As of December 31, 1998 and through the date of this report, the transactions and events relative to the purchase of MBM were managed in the form prescribed and approved by the Bankruptcy Court in the Plan. Proceeds from the collection of loans receivable is expected by the end of the current fiscal year. The Company believes that the collection of these loans will provide the funding necessary to complete its financial programs and achieve its strategic plans. The collection of these loans will also provide the Company with a quick ratio of 1.33 compared to 0.59 as of December 31, 1998. The current ratio at December 31, 1998 was 1.56.

In addition, the Company is currently negotiating with several alternative financing sources in order to secure additional funding to support the acquisitions contemplated.

At December 31, 1998, MBM provided sufficient cash from operations to sustain its operating cash flow needs. The Company expects for this trend to continue or improve during the quarter ending March 31, 1999.

PART II.


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         For information concerning current litigation regarding the Company, see Note 7 in the Notes to Financial Statements.


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

                                            WHITEHALL ENTERPRISES, INC.
                                            FORMERLY KNOWN AS
                                            TOTAL WORLD TELECOMMUNICATIONS, INC.

                                            (Registrant)



Date:  ___________, 1999                    By:_________________________________
                                               Luis Alvarez, President