Form 10QSB
period 1999-03-31
WHITEHALL ENTERPRISES INC
filed 1999-05-24
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to
                              -----------------    ------------------------
                         Commission File Number 0-20922

                          WHITEHALL ENTERPRISES, INC.
       ----------------------------------------------------------------
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

                                 (904) 409-0200
                          (Issuer's telephone number)

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

                                    Yes X     No
                                                 --

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                    Yes X     No
                                                 --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 124,900,000 shares as of March 31, 1999.

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.       Financial Statements (unaudited)

              Balance Sheets -- March 31, 1999 and September 30, 1998

              Statements of Operations -- Six Months and Three Months Ended March 31, 1999 and 1998

              Statements of Cash Flows -- Six Months Ended March 31,
              1999 and 1998

              Notes to  Financial Statements

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations


PART II. OTHER INFORMATION
-------- -----------------

Item 1.       Legal Proceedings

Item 5.       Other Information

Item 6. Financial Statements, Pro Forma Financial Information and Exhibits

                          WHITEHALL ENTERPRISES, INC.
                 FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                     Consilidated Balance Sheet - Unaudited
                     March 31, 1999 and September 30, 1998


    ASSETS
                                        Unaudited
                                      March 31, 1999      September 30, 1998
                                      --------------      ------------------
Current Assets
  Cash                                  $         0           $    22,695
  Accounts receivable                       619,457                  --
  Inventories                               415,265                  --
  Prepaid Expenses                           87,896                  --
                                        -----------           -----------
Total Current Assets                      1,122,618                22,695
                                        -----------           -----------

Loans Receivable                          1,133,132                  --
                                        -----------           -----------

Deferred Financing Costs                     41,697
                                        -----------           -----------

Property and Equipment                    2,547,350                53,620
Less Accumulated Depreciation            (1,995,180)              (46,928)
                                        -----------           -----------
  Property and Equipment - Net              552,170                 6,692
                                        -----------           -----------

Investments in subsidiary                      --                    --

Other Assets
  Deposits                                      500                   500
                                        -----------           -----------

TOTAL ASSETS                            $ 2,850,117           $    29,887
                                        ===========           ===========


LIABILITIES AND STOCKHOLDERS'
EQUITY

Liabilities

Current Liabilities
  Checks issued in excess of
    cash balance                             10,354
  Current portion of long
    term debt                               224,308                  --
  Notes payable - bank                      402,814                  --
  Accounts payable                          814,557                  --
                                        -----------           -----------

Total Current Liabilities                 1,452,033                  --
                                        -----------           -----------

Long Term Debt                              725,228
                                        -----------           -----------

Total Liabilities                         2,177,261
                                        -----------           -----------

Shareholders' Equity
   Preferred stock, $.001  par
     value, 4,000,000 million
     shares authorized, issued
     and outstanding at
     December 31, 1998                        4,000                  --
   Common Stock, $.0001 par value,
     200,000,000 shares authorized,
     124,900,000 shares issued and
     outstanding                             12,493                12,493
   Additional Paid In Capital                13,553                17,394
   Retained earnings                        642,810                  --
                                        -----------           -----------

Total Stockholders' Equity                  672,856                29,887
                                        -----------           -----------

TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                 $ 2,850,117           $    29,887
                                        ===========           ===========


                       See Notes to Financial Statements.

                          WHITEHALL ENTERPRISES, INC.
                 FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Operations - Unaudited
       For the Six Months and Three Months Ended March 31, 1999 and 1998

                                        For the Six            For the         For the Six        For the
                                       Months Ended        Quarter Ended      Months Ended     Quarter Ended
                                      March 31, 1999       March 31, 1999    March 31, 1998    March 31, 1998
                                      --------------       --------------    --------------    --------------
Revenues from Operations
  Sales                                $ 1,819,257            1,395,864        $    6,536         $   4,638

Cost of Sales                            1,382,152            1,022,498              --                --
                                       -----------           ----------        ----------         ---------

Gross Profit                               437,104              373,366             6,536             4,638

Operating Expenses

  Sales, General and
   Administration                          343,688              254,017           147,315            41,884
  Depreciation                              44,930               39,675             4,680             2,340
                                       -----------         ------------       -----------       -----------

Total Operating Expenses                   388,618              293,692           151,995            44,224
                                       -----------         ------------       -----------       -----------

Income (loss) from operations               48,486               79,674          (145,459)          (39,586)
                                       -----------         ------------       -----------       -----------

Other Income                                  --                   --               6,496             6,496
                                       -----------         ------------       -----------       -----------

Other Expenses
   Interest expense                         48,319               38,531              --                --
   Bankruptcy fees and expenses               --                   --               1,249             1,249
                                       -----------         ------------       -----------       -----------
Total Other Expenses                        48,319               38,531             1,249             1,249
                                       -----------         ------------       -----------       -----------

Net Income (Loss)                      $       168         $     41,142       $  (140,212)         ($34,339)
                                       ===========         ============       ===========       ===========

Net Income (Loss) Per
  Common Share                         $      0.00         $       0.00              --                --
                                       ===========         ============       ===========       ===========

Number of Shares Used in
  Computation                          124,900,000          124,900,000       114,888,800       114,888,800
                                      ============         ============       ===========       ===========



                       See Notes to Financial Statements.

                          WHITEHALL ENTERPRISES, INC.
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Cash Flows - Unaudited
                For the Six Months Ended March 31, 1999 and 1998


                                            March 31, 1999   March 31, 1998
                                            --------------   --------------
Cash flows form operating activities:

Net income                                   $     168          $    --

Adjustments to reconcile net income to
net cash provided by operating
activities:
  Depreciation                                  44,930               --
Change in assets and liabilities net
of effects from purchase of MBM:                  --
  Decrease in accounts receivable              (70,540)              --
  (Increase) in inventory                      147,997               --
  (Increase) in prepaid expenses                    --                 --
  (Increase) in loans receivable               (20,201)              --
  (Increase) decrease in other assets            3,900
  Increase (decrease) in accounts payable
   and accrued expenses                       (121,706)            89,354
                                             ---------          ---------
  Total adjustments                            (17,746)            93,254
                                             ---------          ---------
  Net cash provided (used) by
    operating activities                       (17,578)            93,254
                                             ---------          ---------
Cash flows from investing
activities:
  Acquisition of equipment                     (32,672)              --
                                             ---------          ---------
Cash flows from financing
activities:
  Net Borrowings                                17,201               --
  Advances for bankruptcy proceedings             --               60,000
  Payments of mortgage loans                      --              (55,134)
                                             ---------          ---------
  Net cash provided (used) by
  financing activities                          17,201              4,866
                                             ---------          ---------
Net increase (decrease) in cash
and cash equivalents                           (33,049)            98,120
Cash received in acquisition of  MBM              --                 --

Cash and cash equivalents - beginning
of year                                         22,695             44,559
                                             ---------          ---------
Cash and cash equivalents - end
of period                                    $ (10,354)         $ 142,679
                                             =========          =========


                        See Notes to Financial Statements

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (UNAUDITED)

                                 March 31, 1999

(1)      GENERAL:

         The interim March 31, 1999 unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of financial position as of such date and earnings and cash flows for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and the Statements of Operations for six and three months ended March 31, 1998 have been reclassified for comparative purposes. It is recommended that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

        The consolidated financial statements of the Company include those accounts of Whitehall Enterprises, Inc. and Mega Blow Plastics Limited, a Canadian plastics company. All significant intercompany transactions and balances have been eliminated in the consolidation. The acquisition of Mega Blow Plastics Limited was effective December 1, 1998. Results of consolidated operations and cash flows include the transactions of Whitehall Enterprises, Inc. for the six and three month period and Mega Blow Plastics Limited for the one and four month period ended March 31, 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the six and three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid debt instrument purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes
------------
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 109 Accounting for Income Taxes, requires companies to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the consolidated financial statement carrying amounts and the tax basis of existing assets and liabilities. Pursuant to SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates. The Company adopted SFAS No. 109 in 1993.

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company extends credit based on an evaluation of the customer's financial condition, generally (except for mortgages receivable) without requiring collateral.

Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. In addition, at December 31, 1998, the Company had deposits with financial institutions, which were insured for up to $100,000 by the U.S. Federal Deposit Insurance Corporation. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(2) AMENDED PLAN OF REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY COURT:
         --------------------------------------------------------------------

         The Company filed with the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") its Amended Plan of Reorganization dated July 2, 1998, under Chapter 11 of the United States Bankruptcy Code.

         The Plan has been approved by the Company's Board of Directors. In addition, Advantage Fund Limited, formerly known as GFL Advantage Fund Limited ("Advantage"), which the Company believes held in excess of 90% of the unsecured claims against the Company, consented to the Plan as part of a settlement between the Company and Advantage which has been approved by the Bankruptcy Court.

         The Company's efforts resulted in (a) the Advantage Settlement Agreement, which has been approved by the Bankruptcy Court, pursuant to which Advantage has agreed to support the Plan, and (b) an agreement for the Company to acquire all of the stock of MBM, pursuant to which MBM became a wholly-owned operating subsidiary of the Company. On August 28, 1998, the Plan was ultimately confirmed by the Bankruptcy Court.


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

        As of March 31, 1999, and through the date of this report, the transactions and events relative to the purchase of MBM were managed in the form prescribed and approved by the Bankruptcy Court in the Plan. Proceeds from the collection of loans receivable is expected by the end of the current fiscal year.

(4)     EARNINGS PER SHARE
        ------------------

        The Company has adopted SFAS No. 128 "Earnings per Share" which requires the presentation of both basic and diluted earnings per share. Basic net income per share is computed based on the weighted average number of common shares outstanding during the period.

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

(7)      LEGAL PROCEEDINGS:
         -----------------

         All legal proceedings will be eliminated upon the certification of the Plan of Reorganization by the Bankruptcy Court. (See Note (2).

(8)      INVENTORIES
         -----------

         a)       Inventories

                  Raw materials are valued at the lower of cost and net realizable value with cost being determined substantially on a first-in, first-out basis.

         Finished goods are valued at the lower of cost and net realizable value with cost being determined by the retail method.

         Inventories consist of

         Raw materials                                      $ 92,526
         Packaging and skids                                  27,990
         Finished goods                                      294,749
                                                            --------


                                                            $415,265
                                                            ========

(9)      PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment are stated at cost less accumulated amortization. Amortization is provided over the estimated useful lives of the assets on the following basis:

         Leasehold improvements             straight line over term of lease
         Machinery and equipment            20% of diminishing balance
         Office equipment                   20% of diminishing balance


                                              Accumulated
                                Cost          Amortization          Net

Leasehold improvements       $    3,841        $    2,040        $  1,801
Machinery and equipment       2,402,063         1,889,343         512,720
Office furniture and            141,446           103,797          37,649
 equipment                   ----------        ----------        --------

                             $2,547,350        $1,995,180        $552,170
                             ===========       ==========        ========



(10)     BANK INDEBTEDNESS
         =================

         The bank indebtedness includes an operating loan, due on demand, of $398,484. The bank indebtedness is secured by a registered general assignment of book debts and a general security agreement.


(11)     LONG-TERM DEBT
         ==============

         The term loans, payable to the Royal Bank, are secured by a registered security agreement having a first charge over all assets other than real property. The term loans bear interest at rates varying from 6.47% to bank prime plus 1.75%.



                  Bank Term Loans                    $482,817

                  Note Payable                        242,411
                                                     --------

                                                     $725,228
                                                     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21F OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SPECIFICALLY, ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND PLANS AND OBJECTIVES OF MANAGEMENT OF THE COMPANY FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT AS THEY RELATE TO THE COMPANY OR COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS INCLUDING, WITHOUT LIMITATIONS, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER RELATIONS, RELATIONSHIPS WITH VENDORS, THE INTEREST RATE ENVIRONMENT, COST OF CAPITAL, GOVERNMENTAL REGULATION AND SUPERVISION, CHANGES IN INDUSTRY PRACTICES, DISRUPTIONS ASSOCIATED WITH EXPANSION, ONE-TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE APPLICABLE CAUTIONARY STATEMENTS.

RESULTS OF OPERATIONS
---------------------

         During the quarter ended March 31, 1999, the Company focused its resources in the effort to successfully carry out the objectives approved by the Bankruptcy Court in the Company's Chapter XI Bankruptcy Reorganization Plan. The most important goal was to close the acquisition of MBM.

         The Company's plan for growth included the acquisition of MBM. The Board of Directors is currently studying several other acquisitions and specifically, negotiating with the principals of two acquisition candidates. To achieve this growth and the necessary working capital, the Company will require additional funding. The Company has received preliminary commitments from investors to arrange future funding for acquisitions. The imminent collection of loans receivable as part of the MBM Stock Purchase Agreement approved by the Bankruptcy Court will provide cash to expand MBM sales and capital for the further investigation of other acquisitions. While the Company has reason to expect the completion of these arrangements in the near future, no assurances can be given that such funds will be available.

         Description of Stock Purchase Agreement
         ---------------------------------------

         On June 19, 1998, following extensive negotiations, the Company entered into the Stock Purchase Agreement with 129 Ontario who agreed to sell, and the Company, after the approval of the Bankruptcy Court, agreed to purchase, effective as of December 1, 1998, 100% of the issued and outstanding stock of MBM. As a result thereof, MBM became a wholly-owned subsidiary of the Company. Prior to and during the Reorganization Case, management of the Company actively searched for an operating business to bring into the Company following the August 28, 1998 Court approved Plan. Management determined, in the exercise of its business judgment, that MBM was the best operating business available at the time. In this regard, the Company required 129 Ontario to obtain an independent valuation of MBM. In addition, the Company conducted due diligence as to MBM and its business operations. The Company agreed in the Stock Purchase Agreement, in consideration for the sale of the MBM stock, that, subject to the terms and conditions of the Stock Purchase Agreement, including the Confirmation of the Plan, it would (a) cause the Reorganized Company to issue to 1274328 Ontario, Inc. the Proponent of the Chapter XI reorganization plan, at the Closing 4,000,000 shares of the Comany's Preferred Stock. Note 3 summarizes the material terms of the Stock Purchase Agreement.

         General Information Regarding the Proponent and 129 Ontario
         -----------------------------------------------------------

         The Proponent, 1274328 Ontario Inc., is an Ontario corporation which was formed on December 31, 1997. The Proponent's business address is 3101 Bathurst Street, Suite 600, Toronto Ontario M6A2A6. The Proponent is a holding company which has an investment in MBM and holds passive investments in other enterprises. Because it was formed on December 31, 1997, the Proponent has no financial history. The sole shareholder of the Proponent is the Gerendasi Group. 129 Ontario, which controls the issued and outstanding stock of MBM, is a wholly-owned subsidiary of the Proponent. The Company has been advised by the Proponent that neither the Proponent, 129 Ontario or MBM have had or have any affiliation with the

Company, except that the Gerendasi Group formerly owned a small percentage of the Company's common stock which was sold in 1996.

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

         Personnel. MBM employs regular employees including production, management, foremen and office staff. MBM's management is experienced in every facet of operations including machine operation, machine repairs and maintenance, completing setups, mold maintenance, purchasing, distributing and marketing. A majority of MBM's staff has been with MBM since its inception and has grown and been promoted over time. MBM's management has remained in place following the acquisition.

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

         Valuation of MBM. In connection with the transactions contemplated by the Stock Purchase Agreement, the Proponent engaged an independent accountant to value the shares of MBM to be acquired by the Company. The valuation report was conducted as of February 1, 1998 and provided a value ranging from $9.7 to $11 million for MBM. The financial information included in the valuation report is in Canadian dollar values. As of February 1, 1998, the Canadian dollar had a value of $.69 in United States dollars. As of December 31, 1998, the Canadian dollar had a value of slightly in excess of $.68 in United States dollars.

Activities for the entire year ended September 30, 1998 were related to carrying out the Plan of Reorganization under Chapter XI. Consequently, revenues were of a non operating and passive nature and expenses incurred were significantly for attorneys fees and bankruptcy costs.

The Company's operations consists almost entirely of the operations of MBM. Revenues consist sales of finished inventory to customers. Cost of inventory sold includes the purchased cost of raw materials, direct labor, packaging and direct factory overhead.

Revenues from sales for the quarter ended March 31, 1999, were $1,395,864 representing a 2% average monthly increase since the acquisition of MBM. Corresponding cost of sales for the quarter were $1,022,498, representing a gross margin of 26.75%. This percentage compares favorably to 15.06% gross margin for the month of December, 1999 and 24.64% for the 10 months ended November 30, 1998.

General and administrative expenses were $246,711 on 17.7% of sales for the quarter compared to $343,688 or 18.9% of sales for the year to date period ended on March 31, 1999.

Improvements in results of operations is due from management's emphasis in attaining greater profitability through cost cutting measures in the subsidiary's operating methods.

Interest expense incurred in MBM was paid on loans due to the Royal Bank of Canada during the period ended in March 31, 1999.

The Company's consolidated net income for the quarter amounted to $41,142 compared to a consolidated net loss of $(40,974) for the quarter ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company filed with the Bankruptcy Court its Amended Plan of Reorganization dated July 2, 1998. The Plan was approved by the Company's Board of Directors. In addition, Advantage Fund Ltd. consented to the Plan as part of a settlement between the Company and Advantage which had been approved by the Bankruptcy Court. In summary, the Plan was based upon (a) a transfer of all Unsecured Claims and assets of the Company (excluding certain tax attributes and a portion of the Condominium Parcel Net Proceeds) to a liquidating trust of which Holders of Allowed Unsecured Claims will be the primary beneficiaries and Holders of Allowed Subordinated Claims will be secondary beneficiaries, (b) the purchase by the Company of all of the issued and outstanding stock of MBM, from 129 Ontario, in consideration for the issuance of approximately 76% voting control of the Reorganized Company, (c) the cancellation of all Existing Preferred Stock and Existing Common Stock of the Company, and (d) the issuance of common stock of the Company after the Reorganization Plan to Holders of Existing Preferred Stock and Existing Common Stock of the Company.

The Company's efforts resulted in (a) the approval by the Bankruptcy Court of the Advantage Settlement Agreement, pursuant to which Advantage agreed to support the Plan, and (b) an agreement for the Company to acquire all of the stock of MBM. The Plan was ultimately confirmed by the Bankruptcy Court on August 28, 1998.

On December 1, 1998, under conditions and terms prescribed to and approved by the Bankruptcy Court in the Company's Chapter XI Reorganization, the Company entered into an agreement with 129 Ontario for the purchase of 100% of the issued and outstanding stock of MBM. As a result thereof MBM became a wholly owned subsidiary of the Company.

At March 31, 1999, the Company has checks issued in excess of Bank balances of $10,354. Liquidity needs to defray operating costs and professional fees necessary to continue supporting the plans for acquisitions and corporate financial restructuring is required. For the quarter ended December 31, 1998, the Company utilized proceeds from the sale of assets and other borrowings to meet operating expenses. MBM presented a negative bank balance approximating $18,000 that was reclassified with accounts payable and accrued expenses in the accompanying balance sheet. As of March 31, 1999, and through the date of this report, the transactions and events relative to the purchase of MBM were managed in the form prescribed and approved by the Bankruptcy Court in the Plan. Proceeds from the collection of loans receivable is expected by the end of the current fiscal year. The Company believes that the collection of these loans will provide the funding necessary to complete its financial programs and achieve its strategic plans. The collection of these loans will also provide the Company with a quick ratio of 1.26 compared to 0.487 as of December 31, 1998. The current ratio at March 31, 1999 was .77.

In addition, the Company is currently negotiating with several alternative financing sources in order to secure additional funding to support the acquisitions contemplated.

At March 31, 1999, MBM provided sufficient cash from operations to sustain its operating cash flow needs. The Company expects for this trend to continue or improve during the remainder of the fiscal year.

ITEM 1.  LEGAL PROCEEDINGS

         For information concerning current litigation regarding the Company, see Note 7 in the Notes to Financial Statements.


ITEM 6.   FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS

     (a)  See Exhibits 1 and 2 below.

     (b) The Company filed a Form 8-K report dated February 10, 1999 and May 10, 1999.

     (c)  Exhibits

  Exhibit
  Number              Description of Exhibit                  Filing status


1.     (10.45)      Stock Purchase Agreement for the purchase
                    of all issued and outstanding shares of MBM from 129 Ontario.

                                                              Filed with 10-KSB

2.     (10.46)      Audited financial statements of business
                    acquired. Audited financial statements of
                    MBM as of and for the period ended
                    November 30, 1998.

                                                              Filed with 8-K

3.     (10.47)      Pro-forma combined financial data.
                    Unaudited pro forma combined balance sheet and statements of operations of the Company and MBM.

                                                              Filed with 8-K

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

                                   WHITEHALL ENTERPRISES, INC.
                                   FORMERLY KNOWN AS
                                   TOTAL WORLD TELECOMMUNICATIONS, INC.

                                            (Registrant)



Date:  ___________, 1999           By:
                                      -----------------------------------
                                      Luis Alvarez, President