Form 10QSB
period 1999-06-30
WHITEHALL ENTERPRISES INC
filed 1999-08-20
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                   to
                               -----------------    -----------------

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

                                 (904) 409-0200
                               ------------------
                          (Issuer's telephone number)

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

                                 Yes X   No
                                    ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 124,900,000 shares as of June 30, 1999.

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)

         Balance Sheets -- June 30, 1999 and September 30, 1998

         Statements of Operations -- Nine Months and Three Months
         Ended June 30, 1999 and 1998

         Statements of Cash Flows -- Nine Months Ended June 30, 1999 and 1998

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Financial Statements, Pro Forma Financial Information and Exhibits

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                     Consilidated Balance Sheet - Unaudited
                      June 30, 1999 and September 30, 1998


                                     ASSETS

                                                                      Unaudited
                                                                                September 30,
                                                            June 30, 1999            1998
                                                            -------------      ---------------
Current Assets
   Cash                                                      $     4,272          $    22,695
   Accounts receivable                                           488,994                 --
   Interest receivable                                            93,168                 --
   Inventories                                                   465,644                 --
   Prepaid Expenses                                               88,165                 --
                                                             -----------          -----------
Total Current Assets                                           1,140,243               22,695
                                                             -----------          -----------

Loans Receivable                                               1,133,132                 --
                                                             -----------          -----------

Deferred Financing Costs                                          77,561
                                                             -----------          -----------

Property and Equipment                                         2,563,289               53,620
Less Accumulated Depreciation                                 (2,028,878)             (46,928)
                                                             -----------          -----------
   Property and Equipment - Net                                  534,411                6,692
                                                             -----------          -----------

Investments in subsidiary                                           --                   --

Other Assets
   Deposits                                                          500                  500
                                                             -----------          -----------

TOTAL ASSETS                                                 $ 2,885,847          $    29,887
                                                             ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
   Checks issued in excess of cash balance                          --                   --
   Current portion of long term debt                             199,242                 --
   Notes payable - bank                                          393,965                 --
   Accounts payable                                              736,048                 --
                                                             -----------          -----------

Total Current Liabilities                                      1,329,255                 --
                                                             -----------          -----------

Long Term Debt                                                   689,540                 --
                                                             -----------          -----------

Total Liabilities                                              2,018,795                 --
                                                             -----------          -----------

Shareholders' Equity
   Preferred stock, $.001 par value,
    4,000,000 million shares authorized, issued
    and outstanding at December 31, 1998                           4,000                 --
   Common Stock, $.0001 par value,
    200,000,000 shares authorized, 124,900,000
    shares issued and outstanding                                 12,493               12,493
   Additional Paid In Capital                                    735,302               17,394
   Retained earnings                                             115,257                 --
                                                             -----------          -----------

Total Stockholders' Equity                                       867,052               29,887
                                                             -----------          -----------

TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                                       $ 2,885,847          $    29,887
                                                             ===========          ===========


                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Operations - Unaudited
        For the Nine Months and Three Months Ended June 30, 1999 and 1998

                                                         For the Nine       For the Quarter       For the Nine       For the Quarter
                                                         Months Ended       Ended June 30,        Months Ended        Ended June 30,
                                                         June 30, 1999           1999            June 30, 1998            1998
                                                        --------------       --------------      -------------        -------------
Revenues from Operations
   Sales                                                 $   3,005,959           1,186,703       $      18,592        $      12,056

Cost of Sales                                                2,269,783             887,632                --                   --
                                                         -------------       -------------       -------------        -------------

   Gross Profit                                                736,176             299,071              18,592               12,056
   Consulting fees                                              53,566              53,566                --                   --

                                                         -------------       -------------       -------------        -------------
Total operating revenues                                       789,742             352,637              18,592               12,056
                                                         -------------       -------------       -------------        -------------

Operating Expenses

   Sales, General and Administration                           645,317             265,765             179,606               32,291
   Depreciation                                                 78,628              33,697               7,020                2,340
                                                         -------------       -------------       -------------        -------------

Total Operating Expenses                                       723,945             299,462             186,626               34,631
                                                         -------------       -------------       -------------        -------------

Income (loss) from operations                                   65,797              53,175            (168,034)             (22,575)
                                                         -------------       -------------       -------------        -------------

Other Income - Interest                                         93,168              44,849               6,496                 --
                                                         -------------       -------------       -------------        -------------

Other Expenses
   Interest expense                                             93,168              44,849                --                   --
   Bankruptcy fees and expenses                                   --                  --                16,153               14,904
                                                         -------------       -------------       -------------        -------------
Total Other Expenses                                            93,168              44,849              16,153               14,904
                                                         -------------       -------------       -------------        -------------

Net Income (Loss)                                        $      65,797       $      53,175       ($    177,691)       ($     37,479)
                                                         =============       =============       =============        =============

Net Income (Loss) Per Common Share                       $        0.00       $        0.00                --                   --
                                                         =============       =============       =============        =============

Number of Shares Used in Computation                       124,900,000         124,900,000         114,888,800          114,888,800
                                                         =============       =============       =============        =============

                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Cash Flows - Unaudited
                For the Nine Months Ended June 30, 1999 and 1998

                                                                              June 30, 1999      June 30, 1998
                                                                              -------------      -------------
Cash flows form operating activities:

Net income (loss)                                                              $  65,797          $(177,691)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation                                                                   78,628              7,020
Change  in assets and liabilities net of effects from purchase of MBM:              --                 --
   Decrease in accounts receivable                                                59,923               --
   (Increase) in interest receivable                                             (93,168)              --
   (Increase) in inventory                                                        97,618               --
   (Increase) in prepaid expenses                                                   --                 --
   (Increase) in loans receivable                                                (20,200)              --
   (Increase) decrease in other assests                                          (34,358)             3,900
   Increase (decrease) in accounts payable                                      (200,215)            89,354
                                                                               ---------          ---------

   Total adjustments                                                            (111,772)           100,274
                                                                               ---------          ---------

   Net cash provided by (used in) operating activities                           (45,975)           (77,417)
                                                                               ---------          ---------

Cash flows from investing activities:
   Acquisition of equipment                                                      (48,611)              --
                                                                               ---------          ---------

Cash flows from financing activities:
   Net Borrowings                                                                 76,163               --
   Proceeds from sale of property                                                   --               50,000
   Advances for bankruptcy proceedings                                              --               60,000
   Payments of mortgage loans                                                       --              (60,292)
                                                                               ---------          ---------

   Net cash provided by (used in) financing activities                            76,163             49,708
                                                                               ---------          ---------

Net (decrease) in cash and cash equivalents                                      (18,423)           (27,709)

Cash received in acquisition of  MBM                                                --                 --

Cash and cash equivalents - beginning of year                                     22,695             44,559
                                                                               ---------          ---------

Cash and cash equivalents - end of period                                      $   4,272          $  16,850
                                                                               =========          =========

                        See Notes to Financial Statements

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  June 30, 1999

(1)      GENERAL:

         The interim June 30, 1999 unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of financial position as of such date and earnings and cash flows for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and the Statements of Operations for nine and three months ended June 30, 1998 have been reclassified for comparative purposes. It is recommended that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

         The consolidated financial statements of the Company include those accounts of Whitehall Enterprises, Inc. and Mega Blow Plastics Limited, a Canadian plastics company. All significant intercompany transactions and balances have been eliminated in the consolidation. The acquisition of Mega Blow Plastics Limited was effective December 1, 1998. Results of consolidated operations and cash flows include the transactions of Whitehall Enterprises, Inc. for the nine and three month period and Mega Blow Plastics Limited for the three and seven month period ended June 30, 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the nine and three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

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

Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. In addition, at June 30, 1999, the Company had deposits with financial institutions, which were insured for up to $100,000 by the U.S. Federal Deposit Insurance Corporation. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(2)      AMENDED PLAN OF REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES
         --------------------------------------------------------------------
         BANKRUPTCY COURT:
         -----------------
         The Company filed with the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") its Amended Plan of Reorganization dated July 2, 1998, under Chapter 11 of the United States Bankruptcy Code.

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

     o 129 Ontario represented that MBM was not a party to or bound by any agreement of guarantee, indemnification, surety, or similar commitments of the obligations, liabilities (contingent or otherwise) or indebtedness of any other person, corporation or partnership, except for trade accounts payable incurred in the normal course of operations. Consequently, the Company is accruing interest income in an amount equal to MBM's interest expense.

     o Whitehall Enterprises, Inc. acknowledged that all assets owned by MBM are subject to a security issued by MBM to the Royal Bank of Canada as collateral for bank notes aggregating approximately $1.2 million.

     o 129 Ontario has executed all necessary documents holding the Company harmless of any liability pursuant to the stock purchase agreement and in accordance with the Reorganization Plan approved by the Bankruptcy Court.

        As of June 30, 1999, and through the date of this report, the transactions and events relative to the purchase of MBM were managed in the form prescribed and approved by the Bankruptcy Court in the Plan. Proceeds from the collection of loans receivable is expected by the end of the current fiscal year.

(4)     EARNINGS PER SHARE
        ------------------
        The Company has adopted SFAS No. 128 "Earnings per Share" which requires the presentation of both basic and diluted earnings per share. Basic net income per share is computed based on the weighted average number of common shares outstanding during the period.

(5)     FINANCIAL CONDITION:
        --------------------
        Since inception, the Company had incurred substantial losses and, as of September 30, 1998, before effecting changes from the Chapter XI Reorganization, had an accumulated deficit of $80,013,953 and a working capital deficiency of over $26 million. During 1997-98 the Company went through a Chapter XI Reorganization. A significant amount of the Company's officers' and directors' time has been spent in various financing activities including, but not limited to raising private placement funds and seeking new acquisitions as well as carrying out the Plan of Reorganization.

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

        Preferred Stock - Authorized 4,000,000 shares of preferred stock at $.001 par value per share. All issued or outstanding.

(7)      LEGAL PROCEEDINGS:
         ------------------

         All legal proceedings were eliminated upon the certification of the Plan of Reorganization by the Bankruptcy Court. (See Note (2).

(8)      INVENTORIES
         -----------

Raw materials are valued at the lower of cost and net realizable value with cost being determined substantially on a first-in, first-out basis.

         Finished goods are valued at the lower of cost and net realizable value with cost being determined by the retail method.

         At June 30, 1999 inventories consisted of

         Raw materials                                                 $117,319
         Packaging and skids                                             26,576
         Finished goods                                                 321,749
                                                                       --------
                                                                       $465,644
                                                                       ========

         There were no inventories on hand at September 30, 1998.

(9)      PROPERTY AND EQUIPMENT
         ----------------------

         At June 30, 1999 property and equipment are stated at cost less accumulated amortization. Amortization is provided over the estimated useful lives of the assets on the following basis:

         Leasehold improvements             straight line over term of lease
         Machinery and equipment            20% of diminishing balance
         Office equipment                   20% of diminishing balance


                                                  Accumulated
                                  Cost            Amortization            Net
                                  ----            ------------            ---

Leasehold improvements         $    3,841          $    2,137          $   1,704
Machinery and equipment         2,418,002           1,920,918            497,084
Office furniture and              141,446             105,823             35,623
   equipment                   ----------          ----------          ---------

                               $2,563,289          $2,028,878          $ 534,411
                               ==========          ==========          =========


(10)     BANK INDEBTEDNESS
         -----------------
         The bank indebtedness includes an operating loan, due on demand, of $398,484. The bank indebtedness is secured by a registered general assignment of book debts and a general security agreement.

(11)     LONG-TERM DEBT

         The term loans, payable to the Royal Bank, are secured by a registered security agreement having a first charge over all assets other than real property. The term loans bear interest at rates varying from 6.47% to bank prime plus 1.75%.



                  Bank Term Loans                    $423,884

                  Note Payable                        265,656
                                                     --------
                                                     $689,540
                                                     ========

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

RESULTS OF OPERATIONS
---------------------

         During the quarter ended June 30, 1999, the Company focused its resources in the effort to successfully carry out the objectives approved by the Bankruptcy Court in the Company's Chapter XI Bankruptcy Reorganization Plan. The most important goal was to overview the operations of MBM.

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

         General Information Regarding the Proponent and 129 Ontario
         -----------------------------------------------------------

         The Proponent, 1274328 Ontario Inc., is an Ontario corporation which was formed on December 31, 1997. The Proponent's business address is 3101 Bathurst Street, Suite 600, Toronto Ontario M6A2A6. The Proponent is a holding company which has an investment in MBM and holds passive investments in other enterprises. Because it was formed on December 31, 1997, the Proponent has no financial history. The sole shareholder of the Proponent was the Gerendasi Group. 129 Ontario, which controled the issued and outstanding stock of MBM, was a wholly-owned subsidiary of the Proponent. The Company has been advised by the Proponent that neither the Proponent, 129 Ontario or MBM have had or have any affiliation with the Company, except that the Gerendasi Group formerly owned a small percentage of the Company's common stock which was sold in 1996.

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

         Valuation of MBM. In connection with the transactions contemplated by the Stock Purchase Agreement, 1274328 Ontario, Inc., engaged an independent accountant to value the shares of MBM to be acquired by the Company. The valuation report was conducted as of February 1, 1998 and provided a value ranging from $9.7 to $11 million for MBM. The financial information included in the valuation report is in Canadian dollar values. As of February 1, 1998, the Canadian dollar had a value of $.69 in United States dollars. As of December 31, 1998, the Canadian dollar had a value of slightly in excess of $.68 in United States dollars.

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

Revenues from sales for the quarter ended June 30, 1999, were $1,186,703 representing a steady monthly performance since the acquisition of MBM. Corresponding cost of sales for the quarter were $887,632, representing a gross margin of 25.2%. This percentage is comparable to 26.75% gross margin for the quarter of March, 1999 and 24.64% for the 10 months ended November 30, 1998.

General and administrative expenses were $265,765 or 22.4% of sales for the quarter compared to $645,317 or 21.5% of sales for the year to date period ended on June 30, 1999.

Improvements in results of operations is due from management's emphasis in attaining greater profitability through cost cutting measures in the subsidiary's operating methods.

Interest expense incurred in MBM was paid on loans due to the Royal Bank of Canada during the period ended in June 30, 1999.

The Company's consolidated net income for the quarter amounted to $53,175 compared to a consolidated net loss of $(37,479) for the quarter ended June 30, 1998.

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

On June 30, 1999 the Company had deposits of $4,272. Liquidity needs are required to defray operating costs and professional fees necessary to continue supporting the plans for acquisitions and corporate financial restructuring. For the quarter ended June 30, 1999 the Company earned consulting fees of $53,566. These funds were utilized to meet operating expenses. MBM presented a negative bank balance approximating $21,000 that was reclassified in accounts payable and accrued expenses in the balance sheet. As of June 30, 1999, and through the date of this report, the transactions and events relative to the purchase of MBM were managed in the form prescribed and approved by the Bankruptcy Court in the Plan. Proceeds from the collection of loans receivable is expected by the end of the current fiscal year. The Company believes that the collection of these loans will provide the funding necessary to complete its financial programs and achieve its strategic plans. The collection of these loans will also provide the Company with a quick ratio of 1.36 compared to 0.487 as of December 31, 1998. The current ratio at June 30, 1999 was .86.

Pursuant to the agreement for the purchase of MBM, the Company has accrued interest receivable from 129 Ontario in an amount equal to MBM's interest expense of $44,849 and $93,168 for the quarter and nine month period ended June 30, 1999. Collection of this interest is expected by the end of the current fiscal year.

In addition, the Company is currently negotiating with several alternative financing sources in order to secure additional funding to support the acquisitions contemplated.

At June 30, 1999, MBM provided sufficient cash from operations to sustain its operating cash flow needs. The Company expects for this trend to continue or improve during the remainder of the fiscal year.

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         For information concerning current litigation regarding the Company, see Note 7 in the Notes to Financial Statements.

ITEM 5.  OTHER INFORMATION
         -----------------

         On August 11, 1999 the Company's common stock was listed for inclusion in the OTC Bulletin Board and continues to use the symbol "WTHL".

ITEM 6.  FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS

     (a) See Exhibits 1 and 2 below.

     (b) The Company filed Form 8-K reports dated February 10, 1999, May 10, 1999 and June 16, 1999.

     (c) Exhibits

       Exhibit
       Number              Description of Exhibit                                   Filing status
       ------              ----------------------                                   -------------
1.     (10.45)             Stock Purchase Agreement for the purchase of all
                           issued and outstanding shares of MBM from 129
                           Ontario.
                                                                                    Filed with 10-KSB

2.     (10.46)             Audited financial statements of business acquired.
                           Audited financial statements of MBM as of and for the
                           period ended November 30, 1998.

                                                                                    Filed with 8-K

3.     (10.47)             Pro-forma combined financial data. Unaudited pro
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

                           WHITEHALL ENTERPRISES, INC.
                           FORMERLY KNOWN AS
                           TOTAL WORLD TELECOMMUNICATIONS, INC.

                                   (Registrant)



Date:  August 19, 1999              By:/s/ Luis Alvarez
                                       --------------------------------
                                       Luis Alvarez, President