Form 10KSB
period 1999-09-30
WHITEHALL ENTERPRISES INC
filed 2000-01-18
CIK 846381

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended September 30, 1999

                           Commission File No. 0-20922

                          WHITEHALL ENTERPRISES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                        75-2274730
------------------------------------        ------------------------------------
(State of Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

801 Brickell Avenue, 9th Floor, Miami, Florida                33131
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

------------------------------------        ------------------------------------

------------------------------------        ------------------------------------

Securities registered under Section 12(g) of the Exchange Act:
                                                              ----------------

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

                                 Yes       No  X
                                     ---      ---

State issuer's revenues for its most recent fiscal year: $ 4,170,370
                                                         -----------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                  Common Stock, par value $.0001 per share ("Common Stock") and preferred stock par value $.001 per share ("preferred stock"), were, the only class of voting stock of the Registrant outstanding on December 31, 1999. Due to the events and circumstances taking place in the operations of the Company, there have been no material exchange transactions. Based on the recent market value on the closing bid price of the Common Stock on the NASD Automated Quotation System of $1.0625 at December 31, 1999 the aggregate Market Value of the 124,900,000 shares of common stock held by persons other than officers, directors or owners known to the Registrant to be beneficial owners "as that term is defined under the rules of the SEC" of more than 5% of the common stock on that date was approximately 7,806,250. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

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

               124,900,000 shares of Common Stock, $.0001 par value, as of December 31, 1999.

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

INTRODUCTION
------------

         Whitehall Enterprises, Inc., formerly Total World Telecommunication, Inc., formerly International Standards Group Limited (the "Company") was incorporated under the laws of the State of Delaware on October 12, 1988. The Company, through its subsidiary, manufacturers plastic bottles and containers for use in the pharmaceutical, health and beauty, household cleaner and food product industries.

         During September 1999, the Company acquired Hairbiotech, Inc., a development stage biotechnology company with three unique patents for hair growth and hair loss prevention. The companies are prepared to enter into a licensing agreement with an established cosmetic industry leader that has an established market share and the necessary financing to penetrate other existing markets.

         The Company's plan for growth included the acquisitions of MBM and Hairbiotech during the fiscal year ended September 30, 1999. The Board of Directors is currently studying several other acquisitions and specifically, negotiating with the principals of two acquisition candidates, a mortgage lender licensed in several states, and a South Florida oil and gasoline distributor. To achieve this growth and the necessary working capital, the Company has received preliminary commitments from investors to arrange future funding for acquisitions. While the Company has reason to expect the completion of these arrangements in the near future, no assurances can be given that such funds will be available.

         In view of these planned acquisitions as well as the Company's focus in new technologies, the Company will evaluate in the course of the current fiscal year whether the operations of MBM are sufficiently compatible and synergetic. In the event management determines that these operations are not complementary, the Company will consider the sale or other disposition of MBM and its operations.

BANKRUPTCY
----------

         The Company filed with the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") its Amended Plan of Reorganization dated July 2, 1998. The Company's Amended Disclosure Statement was submitted pursuant to Section 1125 of the Bankruptcy Code 11 U.S.C. Section 101, et. seq. in connection with the solicitation of votes on the Plan from Holders of Impaired Claims against and Impaired Equity Interests in the Debtor. These issues are discussed below in greater detail.

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

         In the latter part of March 1997, management elected to divest the two business units comprising the Company's non-telecommunications operations. These two units were Financial Standards Group, Inc., the credit union auditing operation ("FSGI"), and Real Estate Services Network Holding Corp., the real estate group ("RESN").

         The Company sold to former employees the outstanding stock in FSGI, all of which was owned by the Company. In addition, the Company has sold to management of the real estate services group all of the outstanding stock in its subsidiary, RESN, as well as the commercial warehouse facility in Mount Vernon, Ohio.

         The Company received notes and receivables of $4,050,000 as proceeds for the sale of the aforementioned companies; however, because of these entities' poor operating performance, the Company recorded these receivables at no estimated realizable value of which is based on the underlying collateral in the companies sold.

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

         In the opinion of the Company, as described below, the treatment of claims and equity interests under the Plan contemplated a greater recovery than that which is likely to be achieved under other alternatives for the reorganization of the Company. Accordingly, the Company believed that confirmation of the Plan was in the best interests of creditors and holders of equity interests and recommended that the creditors and holders of equity interests vote to accept the Plan.

         The Plan has been approved by the Company's Board of Directors. In addition, Advantage Fund Limited, formerly known as GFL Advantage Fund Limited ("Advantage"), which the Company believed held in excess of 90% of the unsecured claims against the Company, has consented to the Plan as part of a settlement between the Company and Advantage which had been approved by the Bankruptcy Court.

         In summary, the Plan was based upon (a) a transfer of all Unsecured Claims and assets of the Company (excluding certain tax attributes and a portion of the Condominium Parcel Net Proceeds) to a liquidating trust of which Holders of Allowed Unsecured Claims would be the primary beneficiaries and Holders of Allowed Subordinated Claims would be secondary beneficiaries, (b) the purchase by the Company of all of the issued and outstanding stock of Mega Blow Moulding Limited, a Canadian plastics company ("MBM"), from 1299004 Ontario Corporation ("129 Ontario"), a wholly-owned subsidiary of 1274328 Ontario Inc. (the "Proponent"), in consideration for the issuance to the Proponent of approximately 76% voting control of the Reorganized Debtor (c) the cancellation of all Existing Preferred Stock and Existing Common Stock of the Debtor, and (d) the issuance of common stock of the Reorganized Debtor to Holders of Existing Preferred Stock and Existing Common Stock of the Debtor.

         In August 1997, the Board of Directors of the Company was substantially reconstituted. The new Board, having observed the failure of TNT to successfully continue its Chapter XI case, decided to examine alternatives to maintain a level of stability with the Company for that period of time necessary for a new investor to fund ongoing and future operations for the Company. The new Board hoped to structure a transaction with a new investor which would satisfy existing Creditor Claims and preserve some value for existing stockholders of the Company. In examining all of its alternatives, the new Board concluded shortly after its appointment that the Company had no resources (financial or otherwise) to defend against any claims or actions which had been or could be asserted by Advantage. In addition, the filing of the involuntary petition against the Company on December 1, 1997 left the Company with no option but to seek to successfully reorganize under Chapter 11 of the Bankruptcy Code. In order to do so, the Company needed the support of Advantage, which, as stated above, held in excess of 90% of the Unsecured Claims against the Company.

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

         Notwithstanding the uncertain distribution to Unsecured Creditors and the reduced equity interest for stockholders, the Company believed that the Plan was in the best interest of all Unsecured Creditors and Holders of Equity Interests for a number of reasons. First, no free and clear assets of significant value existed which were available for immediate liquidation and distribution to Unsecured Creditors and Holders of Equity Interests. Second, TNT, the Company's chief operating subsidiary prior to the Involuntary Petition Date, was in a Chapter 7 bankruptcy proceeding in Texas, and the Company would in all likelihood receive nothing in return for its substantial investment in TNT. Third, the costs of administering the Estate would continue to accrue as long as the Reorganization Case remained pending, further eroding whatever value there was available for Unsecured Creditors. Fourth, Advantage, which held in excess of 90% of the total dollar amount of Unsecured Claims, supported the Plan and had already expended significant funds in investigating Causes of Action, the proceeds of which will be available for distribution to all Unsecured Creditors on a pro rata basis. Indeed, absent confirmation of the Plan, the Company would itself have to consider an orderly liquidation of assets in Chapter 11 or a conversion to Chapter 7, either of which would yield far less of the total number of shares of Reorganized Debtor Common Stock issued and outstanding immediately after the Effective Date.

         The Company believed that its efforts to maximize the return for Creditors and to find an investor and attract value for stockholders had been full and complete. The Company further believed that the Plan was in the best interest of all Creditors and Holders of Equity Interests, even though (a) it did not appear that there are sufficient funds to pay Unsecured Creditors in full and (b) the percentage of the outstanding equity to be retained by Holders of Equity Interests following the Effective Date would be substantially diluted.

RECENT DEVELOPMENTS
-------------------

         MBM Acquisition
         ---------------

         On June 19, 1998, following extensive negotiations, the Company entered into the Stock Purchase Agreement with 129 Ontario who agreed to sell, and the Company, after the approval of the Bankruptcy Court, agreed to purchase, effective as of December 1, 1998, 100% of the issued and outstanding stock of MBM. As a result thereof, MBM became a wholly-owned subsidiary of the Company. Prior to and during the Reorganization Case, management of the Company actively searched for an operating business to bring into the Company following the August 28, 1998 Court approved Plan. Management determined, in the exercise of its business judgment, that MBM was the best operating business available at the time. In this regard, the Company required 129 Ontario to obtain an independent valuation of MBM. In addition, the Company conducted due diligence as to MBM and its business operations. The Company agreed in the Stock Purchase Agreement, in consideration for the sale of the MBM stock, that, subject to the terms and conditions of the Stock Purchase Agreement, including the Confirmation of the Plan, it would (a) cause the Reorganized Company to issue to 1274328 Ontario, Inc. the Proponent of the Chapter XI reorganization plan (the "Proponent"), at the Closing 4,000,000 shares of the Company's Preferred Stock. The material terms of the Stock Purchase Agreement are as follows:

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

         As of September 30, 1999, and through the date of this report, the transactions and events relative to the purchase of MBM were managed in the form prescribed and approved by the Bankruptcy Court in the Plan. Proceeds from the collection of loans receivable is expected by March 31, 2000.

         The Proponent, 1274328 Ontario Inc., is an Ontario corporation which was formed on December 31, 1997. The Proponent's business address is 3101 Bathurst Street, Suite 600, Toronto Ontario M6A2A6. The Proponent is a holding company which has an investment in MBM and holds passive investments in other enterprises. Because it was formed on December 31, 1997, the Proponent has no financial history. The sole shareholder of the Proponent was the Gerendasi Group. 129 Ontario, which controlled the issued and outstanding stock of MBM, was a wholly-owned subsidiary of the Proponent. The Company has been advised by the Proponent that neither the Proponent, 129 Ontario or MBM have had or have any affiliation with the Company, except that the Gerendasi Group formerly owned a small percentage of the Company's common stock which was sold in 1996.

         Hairbiotech Acquisition
         -----------------------

         In September 1999, Whitehall achieved yet another monumental business advancement, with the acquisition of Hairbiotech, Inc., a development stage biotechnology company with three unique patents for hair growth and hair loss prevention technologies. The material terms of the stock purchase agreement are as follows:

o $38,000 cash payment: payable by the Company to cover those start up costs

o        A total of 96,000 shares of 144 Restricted shares to be issued to Dr.
         Doured Daghistani, 48,000 shares; and Dr. Abel Yunis- 48,000 shares.

o An amount of shares of common stock equivalent to $301,450.00 based on a five day trading average at the time of issuance.

o A total of 15,000 shares of common stock to be issued for services rendered by Campbell and Associates, 7,500 shares and Mr. Eugene Rzucdlo, Esq., 7,500 shares.

o Doctors Daghistani, and Yunis will receive a total of 14%, (7% per Doctor), of the net profits of the subsidiary, Hairbiotech, notwithstanding any remuneration they will receive from Hairbiotech for their services.

o Overhead obligation: The Company is committed to cover the HBI's overhead of $7,000.00 per month until such time that it is no longer necessary due to HBI's revenues or six months, whichever comes first.

         Hairbiotech currently holds patents to: (1) 1,25 Dihydroxy Vitamin D3 compound and its analogue, Patent Number 5,486,509, issued January 23, 1996, with FDA approval for Phase II Human Clinical Trials; (2) Antioxidant A-O Technology, Patent Number 5,877,209, issued March 2, 1999; and (3) Hair Growth Factor (HGF) technology, Patent Number 5,888,551, issued March 30, 1999.

         Through its research with the University of Miami School of Medicine, Hairbiotech's Scientific Division has discovered a revolutionary process that prevents hair loss due to oxidant injury. While multiple antioxidant skin wrinkle treatments exist, Hairbiotech's patented formula is the only one of its kind designed to treat and protect the hair follicle from oxidant injury. Whitehall is prepared to enter into a licensing agreement with an established cosmetic industry leader that has an established market share and the necessary financing to penetrate other existing markets. Once this relationship is established, the formula can be immediately offered to customers as a proven method for reducing deterioration and the rejuvenation of the hair follicle due to oxidant injury. It could be introduced under the prospective company's brand name as a new product or as an addition to the HBI's existing line. The best application method for the formula is threefold: via shampoo, condition, and full strength, each applied directly to the hair and scalp. Whitehall's management believes the marketing potential and recurring sales revenues for this product are unrivaled.

         Hairbiotech's 1,25 Dihydroxy Vitamin D3 compound and its analogue patent was granted in February 1997 to the University of Miami and was acquired by Hairbiotech in August of 1997. Hairbiotech currently sponsors research at the university as part of its Research and Development agreement. This technology has proven effective in the rat model in preventing hair loss due to chemotherapy treatment. This product will generate significant revenue, when marketed through an alliance between Hairbiotech and a leading pharmaceutical company, to the tens of thousands of patients who are undergoing chemotherapy treatment for cancer each year.

         The Hair Growth Factor (HGF) hair growth stimulation composition patent was granted in February 1998 for a research stage pharmaceutical product derived from human cultured cells. The only FDA approved competing products are Rogaine and Propecia which are limited in their effectiveness. Rogaine is effective in only 20%-30% of its consumers, and Propecia is for use by men only and carried the possible side effect of impotence. Hairbiotech's natural technology targets specific human hormones responsible for hair growth and is safely effective when used by both men and women. Whitehall anticipates that HGF will be marketed within three to five years to both men and women experiencing any kind of hair-related malady.

MEGABLOW PLASTICS LIMITED
-------------------------

Principal Products and their Market
-----------------------------------

         Since its formation in 1984, MBM has operated as a specialized custom molder or manufacturer of plastic bottles and containers for use in the pharmaceutical, health and beauty, household cleaner and food product industries. During fiscal year 1998 - 1999, MBM's revenues are generated in the United States. MBM also has a strong market presence in the Province of Ontario, Canada, which is the main manufacturing center in Canada. Plastic is a disposable material which is in high demand in today's environmentally friendly and industrialized world. Management of MBM believes that demand will continue to grow significantly well into the next century. With an estimated market in North America of over $15 billion for plastic products, management of MBM believes that MBM is well positioned for growth.

         None of MBM's products are subject to existing or probable future governmental regulations.

         Additionally, MBM's manufacturing process has been established for many years. Consequently, there has been no material changes to research and development of new technologies. None of MBM's manufacturing processes or products sold are restricted by patents or other agreements.

Distribution Methods
--------------------

         Sales of containers to manufacturers and packaging vendors are delivered through licensed common carriers.

Competition
-----------

         MBM concentrates on manufacturing products for customers who are the end user of the products and orders placed by manufacturer agents. MBM has fostered relationships with may major North American corporations, including Johnson & Johnson, G.K. Packaging, Fenton Webber, Novo Pharm, Jones Packaging and the Canadian shampoo division of L'Oreal. Management of MBM believed that MBM has an excellent reputation for quality and customer services and prides itself on its ability to consistently maintain a zero percent defect rate. This has resulted in long-standing customer relationships, many in excess of 10 years.

         MBM looks to always increase the number of agents it uses to increase sales by having a presence in industry trade shows throughout the year.

         Management of MBM believes that the Company does hot have any significant risk relative to dependency on sales to a few number of customers.

Materials
---------

         MBM's major raw usage consists of the following resins: Pet G., H.D.P.E. (High Density Plyethylene) and L.D.P.E. (Low Density Polyethylene). Management of MBM is not aware of any environmental concerns in respect of MBM, its manufacturing facilities or its products. MBM presently uses six major suppliers of the above resins. MBM has been dealing with each of its major suppliers for over ten years. In the event that its existing sources of suppliers are insufficient to meet its existing needs, management of MBM believes that alternative suppliers would be available at competitive prices from one of its other major suppliers or from outside alternative suppliers not currently engaged by MBM.

         Additionally, management is not aware of any noncompliance with federal, state or local environmental laws.

Employees
---------

         MBM employs 82 regular full time employees including production, management, foremen and office staff. MBM's management is experienced in every facet of operations including machine operation, machine repairs and maintenance, completing setups, mold maintenance, purchasing, distributing and marketing. A majority of MBM's staff has been with MBM since its inception and has grown and been promoted over time. MBM's management has remained in place following the acquisition. HAIRBIOTECH, INC.

INTRODUCTION
------------

         Hairbiotech, Inc. ("HBI"), a Nevada Corporation, is a developmental stage company that intends to enter the hair growth stimulation and hair loss prevention industry by marketing its hair growth and hair loss prevention technologies. The founders of HBI initially signed a Research and Development Agreement and License Agreement with the University of Miami (FL) regarding HBI "Hair Growth Factor" technology. The patent for this technology was granted on February 1, 1998 and this patent and related technology was licensed to HBI. The second technology regards the prevention of chemotherapy-induced hair loss. The patent for this technology was granted on February 1, 1997, and the technology recently received FDA approval for clinical testing. The third technology patent was granted to HBI in November, 1997. This technology seeks to prevent hair loss due to oxidative damage, i.e., hair dye, sunlight, and pollution. Currently, HBI is also involved in the development of products designed to combat as well as counter the visible effects of aging on hair, in particular alopecia.

         The primary goal of HBI is to develop, license, and market its hair growth and preventative hair loss technology to individuals who have a hair thinning condition, who are experiencing hair loss, who dye their hair or who are presently undergoing chemotherapy. HBI's third biotechnological method which protects the hair follicles (HF) against oxidative stress, and which ultimately reduces the loss of hair is ready for market and does not need to be approved by the United States Food and Drug Administration ("FDA") because it is a cosmetic product.

Principal Products, Services and Markets
----------------------------------------

         HBI has three technologies that will provide the basis for its hair restoration products: the antioxidant (A-O) technology, the vitamin D3 technology and the Hair Growth Factor (HGF) technology. All three of the technologies are patented.

         First, HBI believes that it can immediately offer its clients an alternative method for reducing the deterioration of the HG due to oxidants and free radicals through products that are currently ready for production. These products are generated from proprietary technology referred to throughout this documents as the "A/O technology" and will be offered to its clients in the form of a lotion, cream, sunscreen, emulsion, liposomes and shampoo or conditioner formulation. These products will be provided to individuals, through third party cosmetic companies, who have a hair thinning condition, who are experiencing hair loss actively, and who dye their hair.

         The technology is a cosmetic product and, as such, the FDA requires no human studies on the product prior to its sale. It is prophylactic in nature: people use it to protect against hair damage. For example, it is used to protect the hair against oxidative damage resulting from regular dyeing, anoxious environmental agents and sunlight. Additionally, management believes it is useful in preventing further hair loss in both men and women who are experiencing natural hair loss which is normally the result of exposure to various environmental pollutants.

         While there has been great publicity about the salutary health affects of antioxidants on aging skin, HBI believes that it is the first to develop a mechanism for the delivery of these benefits to that particular tissue responsible for hair loss.

         Secondly, the D3 technology will be used by chemotherapy patients who are experiencing concomitant hair loss. The vitamin D3 technology is a pharmaceutical product and does require human studies before it can be marketed. The FDA has approved such human studies for this technology, and HBI plans to initiate such studies on the technology in collaboration with large pharmaceutical company within the next 12 months. Management of HBI estimates that products based on this technology will be delivered to the market within two (2) years.

         Thirdly, the patented HGF technology is in the research phase and is the exclusive technology of HBI. Like the A-O technology, it is a pharmaceutical product; unlike the A-O technology, the HGF technology is remedial in nature and not yet approved by the FDA. It is expected to be used via weekly injections by both men and women with virtually any kind of hair-related malady. Management estimates that products based on this technology will be delivered to the market within two (2) years. The Company is negotiating with two pharmaceutical companies to further the development of the HGF technology.

         Management believes that it is quite important to recognize the significance of the fact that the HGF technology is derived from a human hormone and is therefore not a drug; it is in this respect that management believes HGF products will be distinguished from current market leaders Rogaine and Propecia. Specifically, because the HGF products will be distinguished from current market leaders Rogaine and Propecia. Specifically, because the HGF products are human hormones, management believes that they will be as effective for women as men. Rogaine and Propecia are not as effective for women as for men. Moreover, management believes HGF products will have a higher rate of effectiveness for men than the 20-30% rate touted by Rogaine and Propecia.

Marketing and Sales
-------------------

         HBI plans to market its three technologies through two specific channels: (1) large cosmetic companies, and (2) large pharmaceutical companies.

         As a cosmetic product, the A/O technology will be licensed and/or sub-licensed to cosmetic industry leaders with the understanding that those entities will market products using the technology under their own brands. HBI believes that existing market penetration enjoyed by these brands will generate significant sales for the technology without requiring HBI to allocate resources for the development of its own marketing infrastructure. Alternatively, HBI itself could market the technology through infomercials and direct sales, methods that are well-established and require no description here.

         As pharmaceutical products, management believes that the Vitamin D3 technology and the hair growth factor technology will also be licensed and/or sub licensed to pharmaceutical industry leaders. HBI has already entered into a contractual relationship with a large pharmaceutical company with respect to the Vitamin D3 technology. Management of HBI believes that existing market penetration enjoyed by such a large pharmaceutical company or any other company that HBI enters into agreement with will generate significant sales for the technology without requiring HBI to allocate resources to the development of its own marketing infrastructure.

Strategy
--------

         HBI's objective is to grow earnings and revenues by licensing or assigning its technologies to large, well-established companies in the cosmetics and pharmaceuticals industries. HBI believes that these large, well-established firms will utilize their own trademarks in the marketing and distribution of products derived from and/or based on technologies. HBI intends to require royalty agreements from its licensees and assignees in addition to the aforementioned fees. Such relationships are currently in negotiations and therefore require secrecy until their terms are finalized.

         Management believes that its first source of revenues will be derived from the A/O technology. The product of this technology is ready for immediate production as soon as HBI executes and agreement with a cosmetic concern.

         The Vitamin D3 technology, which is already approved by the FDA form clinical trials, is expected to generate revenues through royalty fees within two (2) years.

         The hair growth factor, in management's opinion, is the most exciting in terms of its revenue-generating potential. However, management believes that it is still too early to accurately determine when this product will be ready for production. Alternatively, HBI itself could market and distribute products derived from and/or based on HBI's technologies via direct sales and infomercials.

Products and Technology
-----------------------

         HBI has three (3) technologies that will provide the bases for hair repair and growth products: the Antioxidant (A-O) technology, the Vitamin D3 technology and the Hair Growth Factor (HGF) technology. All three of HBI's technologies are patented.

The Antioxidant (A-O) Technology
--------------------------------

         Products made with the A-O technology are ready for immediate production. The technology is a cosmetic product and, as such, the FDA requires no human studies on the product prior to its sale. It is prophylactic in nature, designed to prevent hair damage. For example it protects the hair against damage resulting from regular dyeing and sunlight. Additionally, it is useful in preventing further hair loss in both men and women who are experiencing natural hair loss, which is normally the result of exposure to various environmental pollutants.

         Although there are thousands of experiments providing that oxidants cause injury to the skin "wrinkles" and that antioxidants prevent the skin injury, HBI believes that it is the first company to prove that the same theory applies to the hair. HBI's antioxidant for the hair is HBI's exclusive intellectual property as stated in its patent. The Antioxidant (A-O) technology will be widely marketed to individuals who are experiencing thinning of the hair due to regular hair drying or natural hair loss. This totals a number in excess of 60,000,000 potential customers - both men and women - in the United States alone, with over 100,000 new potential U.S. customers emerging each year.

The Vitamin D3 Technology
-------------------------

         The patented Vitamin D3 technology will be used by chemotherapy patients experiencing concomitant hair loss. The vitamin D3 technology is a pharmaceutical product and, as such, the FDA requires human studies before marketing to the public. The FDA approved human studies for this technology, and HBI's plans to initiate such studies in collaboration with a large pharmaceutical company within the next 12 months. Management estimates that products based on this technology will be delivered to the market within two (2) years.

The Hair Growth Factor (HGF) Technology
---------------------------------------

The patented HGF technology is in the research phase and is the exclusive technology of HBI. Like the Vitamin D technology, it is a pharmaceutical product. Unlike the Vitamin D technology, the HGF technology is remedial in nature and not yet approved by FDA. It is expected to be used by both men and women experiencing virtually any kind of hair-related malady. The HGF technology is a natural hormone that is derived from human cultured cells and is expected to be delivered to the user via weekly injections. Management estimates that products based on this technology will be delivered to the market within three to four years.

         In the hair growth technology industry, the only FDA approved competing products to date are Rogaine and Propecia. Unlike HBI's human hormone, the "hair growth factor in the HGF Technology," however, both of these products are chemicals with significant side effects, i.e., possible impotence in the case of Propecia. In addition, both of these products have a low percentage of efficacy, and Propecia is limited in its use for men only.

Competition
-----------

     Industry Background
     -------------------

General

         The FDA strictly regulates the hair growth and hair loss prevention industry. HBI only recently acquired the patent for the first drug management believes has been proven effective in protecting against chemotherapy-induced alopecia. HBI believes that there is currently no competition for this treatment of chemotherapy-induced alopecia. The Vitamin D3 technology, which has been created to protect against chemotherapy-induced alopecia and has been recently approved by the FDA for clinical testing, will be marketed specifically to those individuals who are cancer patients and are undergoing chemotherapy.

         In the hair growth technology industry, the only FDA approved competing products are Rogaine and Propecia. Unlike HBI's human hormone, the "hair growth factor," both of these products are chemicals with significant side effects, i.e., possible impotence in the case of Propecia. In addition, both of these products have low percentage of efficacy, and Propecia is limited in its use for men only.

         Although there are thousands of experiments providing that oxidants cause injury to the skin "wrinkles" and that antioxidants prevent the skin injury, HBI believes that it is the first company to prove that the same theory applies to the hair. HBI's antioxidant for the hair is HBI's exclusive intellectual property as stated in its patent. The Antioxidant (A-O) technology will be widely marketed to individuals who are experiencing thinning of the hair due to regular hair drying or natural hair loss. This totals a number in excess of 60,000,000 potential customers - both men and women - in the United States alone, with over 100,000 new potential U.S. customers emerging each year.

History of Industry
-------------------

         The hair growth and hair loss prevention industry has long known that hair is a fully cornified structure that results from the complete maturation of follicular matrical cells emanating from the hair follicles. It is also known that hair loss in the majority of cases is determined by the stage of growth of the hair follicle. The hair follicle has three stages of growth: anagen, the active growth cycle; catagen, the resting cycle; and telogen, the regression of the hair follicle leading to hair fallout. For the past several years, intense efforts have been applied to identity the factors that regulate the active hair follicle growth cycle. Maintaining the hair follicle in a healthy and actively growing status would translate to healthy hair.

The Market
----------

         The Hair Growth Factor (HGF) technology, as well as the Antioxidant (A-O) technology, will be widely marketed to individuals who are experiencing thinning of the hair due to regular hair dyeing or natural hair loss. This totals a number in excess of 60,000,000 potential customers - both men and women
- in the United States alone, with over 100,000 new potential U.S. customers emerging each year. The Vitamin D3 technology, which has been created to protect against chemotherapy-induced alopecia, will be marketed to tens of thousands of patients who are undergoing chemotherapy treatment for cancer each year.

The HBI Solution
----------------

         HBI believes its technologies will provide the basis for products that will be demanded by individuals experiencing hair thinning or hair loss as well as individuals who dye their hair or are presently undergoing chemotherapy, with a method of protecting the hair follicles (HF) against oxidative stress and chemotherapy, which HBI believes will ultimately reduce the loss of hair.

Intellectual Property and Proprietary Rights
--------------------------------------------

         HBI regards its hair growth and hair loss prevention technologies as proprietary and has protected them using a combination some or all of the following measures: copyrights, patents, trademarks, and trade secret laws, employee and third-party nondisclosure agreements and other methods of protections. There can be no assurance that these measures will be adequate or that HBI's competitors will not independently develop technologies that are substantially equivalent or superior to HBI's technologies. It may be possible for unauthorized third parties to copy or reverse engineer portions of the products developed with HBI's technologies or otherwise obtain and use information that HBI regards as proprietary. Furthermore, the laws of certain foreign countries in which HBI's products are or may be developed, manufactured or sold may not protect HBI's products or intellectual property rights to the same extent as do the laws of the United States and thus makes the possibility of unauthorized use of HBI's products more likely. Significant and protracted litigation may be necessary to protect HBI's intellectual property rights. Such litigation would likely result in significant expenditures and the diversion of management's attention. Any such litigation involving HBI could have a material adverse effect on HBI's business, financial condition and results of operations.

         The Vitamin D3 technology is U.S. Patent Number 5,486,509. The inventors are Dr. Joaquin J. Jimenez and Dr. Adel A. Yunis, two researchers at the University of Miami Medical School, and the patent was originally assigned to the University of Miami (FL). In August 1997, the University of Miami then assigned this patent to Hairbiotech, Inc. ("Hairbiotech of Florida"), a Florida corporation controlled by the founders and officers and directors of the HBI, for a $25,000 fee, payable in five annual installments of $5,000, commencing January 1, 1998, and a 1% royalty fee generated by net sales of products derived from or utilizing the patent. This patent, related technologies, and all rights associated with both were sold and assigned to HBI on or about July 30, 1998.

         The HGF technology is patented under U.S. Patent Number 8,570,411. The technology is the property of the University of Miami and Dr. Jimenez. Hairbiotech of Florida retained an exclusive license from he University of Miami for the entire life of the patent

         The Antioxidant technology is U.S. Patent Number 8,745,911 and is the property of Dr. Yunis and HBI.

Government Regulation
---------------------

         HBI's products are subject to strict federal, state, and local law/regulations. The hair growth and hair loss prevention industry is highly regulated and closely monitored by the FDA. The only FDA-approved competing products at this time are Rogaine and Propecia. HBI only recently acquired the patent for the first drug proven effective in protecting against chemotherapy-induced alopecia in the animal model. After demonstrating that the HBI's product will provide protection against chemotherapy-induced alopecia, HBI has received FDA approval for clinical trials. There is currently no competition for the treatment of chemotherapy-induced alopecia. However, the hair growth and hair loss prevention industry is currently dominated by companies that have substantially greater capital, marketing, and research and development resources than the Company. And while HBI will seek to protect its current patens and technologies, there can be no assurance that HBI will be competitive or ever establish a significant market share.

Research and Development Over the Last Two Years
------------------------------------------------

         Management of HBI estimates that research and development costs over the last two years amounted to $250,000. These costs were paid by HBI, Hairbiotech of Florida and the scientific personnel involved in the research and development activities. No research and development costs were borne directly by customers.

Environmental Laws
------------------

         HBI or its management is not aware of any noncompliance issues with federal, state or local environmental laws.

Employees
---------

         HBI currently has no (0) full-time employees and three (3) part-time employees. None of the personnel is covered by a collective bargaining agreement, and HBI considers its relationships with its employees to be very good.

ITEM 2.  DESCRIPTION OF PROPERTIES
         -------------------------

         The Company's executive offices are located at 801 Brickell, Avenue, 9th Floor Miami, Florida 33131. These premises are being rented on a month to month basis.

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

         MBM operates from a leased, 46,000-square foot manufacturing facility in metropolitan Toronto, Canada. The premises, located at 7040 Tranmere Drive, Missisauga, Ontario, Canada, L55 1L9, are leased under an agreement expiring in 2003.

         HBI's corporate headquarters are located at Dr. Doured Daghistani's pediatric oncology offices at 8940 No. Kendall Dr., Suite 905, Miami, Florida 33176. These headquarters are provided at no cost to the Company. HBI's laboratory and other facilities are located at the University of Miami Medical School, Miami, Florida. Management believes that these facilities are adequate for the Company's current needs and that suitable additional space, should it be needed, will be available to accommodate expansion of the Company's operations on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         All litigation closed as a result of the Company's Chapter XI
Bankruptcy.

         As of the date of this report, the Company is not party to any legal proceedings and is not aware of any threatened litigation, and does not expect such litigation in the reasonably foreseeable future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

         The Company's Common Stock is traded on NASDAQ under the symbol "WTHL." On October 15, 1996, the Company amended its Certificate of Incorporation and undertook a one-for-fifteen (1:15) reverse split of its outstanding Common Stock. The following table sets forth the high and low bid quotations for the Common Stock since the commencement of trading and for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commission and may not necessarily represent actual transactions.

                                                               High     Low
                                                               ----     ---
October 1 - October 14, 1996                                  $ 0.53   $0.41
October 15 - December 31, 1996                                $10.05   $4.75
January 31 - February 27,   1997                              $ 6.25   $2.94
February 28 - March 30, 1997                                  $ 7.31   $4.31
March 31 - April 29, 1997                                     $ 5.56   $3.50
April 30 - May 29, 1997                                       $ 4.06   $1.69
May 30 - June 29, 1997                                        $ 3.25   $0.56*
June 30 - September 29, 1997                                  $ 1.75   $0.13*
September 30 - October 30, 1997                               $ 0.19   $0.00*
October 31 - November 27, 1997                                $ 0.80   $0.01*
November 28 - December 30, 1997                               $ 0.10   $0.01*
December 31 - January 29 1998                                 $ 0.10   $0.00*
January 30 - March 31, 1998                                   $ 0.05   $0.00*
April 30 - May 28, 1998                                       $ 0.13   $0.00*
May 29 - June 29, 1998                                        $ 0.05   $0.00*
June 30 - July 30, 1998                                       $ 0.07   $0.00*
July 31 - August 30, 1998                                     $ 0.01   $0.00*
August 31 - September 30, 1998                                $ 0.05   $0.00*
October 30 - December 31, 1998                                $ 0.04   $0.00*
January 1 - February 19, 1999                                 $ 0.09   $0.01*
February 20 - March 31, 1999                                  $ 0.15   $0.02*
April l, - June 30, 1999                                      $ 0.08   $0.01
July 1, - September 17, 1999                                  $ 0.15   $0.03
September 18 - December 31, 1999                              $ 0.20   $0.03

*After May 1997, the Company had no significant operations. Consequently, after May, 1997, there have been no authoritative/authentic bid quotations.

         As of December 31, 1999, the approximate number of holders of the Company's Common Stock was 8600.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
         ----------------------------------------------------------
PLAN OF OPERATIONS
------------------

         During the year ended September 30, 1999, the Company focused its resources in the effort to successfully carry out the objectives approved by the Bankruptcy Court in the Company's Chapter XI Bankruptcy Reorganization Plan. The most important goal was to overview the operations of MBM.

         The Company's plan for growth included the acquisitions of MBM and Hairbiotech. The details of these acquisitions are discussed in "Recent Developments" in Part I, Item 1, of this report. The Board of Directors is currently studying several other acquisitions and specifically, negotiating with the principals of two acquisition candidates. To achieve this growth and the necessary working capital, the Company will require additional funding. The Company has received preliminary commitments from investors to arrange future funding for acquisitions.

         The imminent collection of loans receivable as part of the MBM Stock Purchase Agreement approved by the Bankruptcy Court will provide cash to expand MBM sales, and capital for the further investigation of other acquisitions. While the Company has reason to expect the completion of these arrangements in the near future, no assurances can be given that such funds will be available.

         HBI will continue with its research and development relative to the prevention of hair loss in conjunction with the University of Miami School of Medicine. The Company and HBI are currently negotiating with multinatinal industry leaders for the funding of clinical trials and ongoing research.

         Upon execution of an Option Agreement, a leading pharmaceutical company will be responsible for funding 100% of Hairbiotech's human clinical trials and ongoing research, as well supplying adequate bulk topical compound needed to complete the study. The term of the study will commence within 30 days of the FDA's acceptance of the application. Per the agreement, Hairbiotech is not required to pay for any of the research or costs associated with the product. The pharmaceutical company will furnish Hairbiotech with $1,200,000 in milestone payments. In exchange for the pharmaceutical company's patronage, Hairbiotech will grant it an option to acquire an exclusive worldwide license to the patent and all applications of the study. The pharmaceutical company will utilize its resources to manufacture, market and sell the product(s) and submit associated reports to Hairbiotech. Upon commercialization, the pharmaceutical company is obligated to document sales of the product(s) and submit royalty payments to Hairbiotech.

The Alternative Lending Group Acquisition
-----------------------------------------

         The Company recently signed a letter of intent to purchase 100% of the common stock of Alternative Lending Group ("ALG") and all its related assets.

         In just six years, ALG has grown from a single-city mortgage company based in Chicago - with $38 million first-year gross business - to a mortgage bank covering nine states, with $93,592,399 in actual 1999 gross mortgage loans originated and closed. The company has focused its mortgage origination through a consumer direct marketing channel and has maintained steady growth and profitability by providing mortgage loans to fit all types of consumers' needs. With the added control that mortgage banking status provides, ALG is able to make loans simultaneously profitable and competitive because of the reduction in sales commissions and expenses associated with conventional mortgage brokerage firms.

         ALG recently created two new divisions: the Wholesale Division and the Internet Online Mortgage Division. These divisions will help establish the company's national presence and substantially increase gross production over the next 12 months.

         Mortgage financing has traditionally been a lengthy ordeal, lasting weeks or sometimes even months. ALG offers the convenience of applying for all types of loans via the Internet. ALG has utilized the Internet as a referral source for the past three years, and has maintained a $2 million monthly average loan volume from its previous website. The company has spent much of the past 10 months developing a new website, Alternativelending.com, and a new business plan for the Internet Online Mortgage Division.

         With the launch of its new, state-of-the-art website, Alternativelending.com, ALG plans to increase its market focus from nine states to nationwide, during the next 12 months. Alternativelending.com intends to become the premier place to shop online for a home loan. ALG will continue its proven and successful Internet marketing strategy direct to customers and will compete directly with current online leaders E-loan and Mortgage.com to provide a low cost mortgage option to all customers regardless of credit history.

         Alternativelending.com quickly and efficiently allows customers to find a product, choose the rate and costs they want, and apply for a loan, all in about 10 minutes...and from the comfort of their home computer. This feature allows ALG to have more control over its Internet Online Mortgage loans, since they make the determination to approve the customer or supply them with alternative loan products to meet their needs. With other sites, those customers will simply be approved or denied.

         Since ALG is now a mortgage bank, it can provide a superior Internet Online Mortgage service compared to those that still operate under the mortgage broker laws. ALG will have more flexibility with pricing, underwriting, closing times/locations and customer communication. ALG will continue to provide more hands-on service to customers who request it, through its traditional offices located in the Midwest and Southwest regions.

         Because ALG closes most loans in its own name as a mortgage banker, the company is able to assist customers in reducing many pass-through costs associated with mortgage broker firms. Combined with the significant reduction in sales commissions expenses the website will provide, ALG will be able to provide the same efficient service its customers have come to expect at a significant savings of both time and money.

         With the additional of ALG's Wholesale Division, the company will not only be marketing its Internet Online Mortgages, but also its mortgage banking services to other mortgage brokers. The Wholesale Division has allowed ALG to make every loan more profitable, thus allowing improved customer service and more competitive rates, costs and closing times.

The C & M Oil Company Acquisition
---------------------------------

         Whitehall recently signed a letter of intent to purchase 100% of the common stock of C & M Oil Company, Inc. ("CMO") and all its related assets.

         CMO has been a South Florida distributor of gasoline and oil related products branded by CITGO. CMO operates under an agreement with CITGO supplying several CITGO gasoline stations, as well as governments, local and national businesses with truck fleets in South Florida.

         CMO has grown its sales from $6 million in 1990 to over $12 million in 1998 and $15 million in 1999. CMO's growth in its customer base has been steady, specially if we account for a very steady price in gasoline and oil products until the third quarter of 1999. The Company's marketing efforts have been in expanding its service based revenues. These services consist of maintaining truck fleets of governmental entities and local and national carriers operational on a daily basis. This type of service provides CMO with a higher profit margin than sales of gasoline to gas stations. CMO is the only distributor providing this service in South Florida.

         As a commitment to the management of CMO, the Company will provide working capital to aggressively pursue the distribution of gasoline to gas stations. With the recent mergers of Mobil, Exxon, and Amoco, BP Oil, the South Florida market presents a great opportunity for signing up gasoline stations that lose their brand because of the mergers. CMO can also enter into joint venture agreements with individuals willing to operate CMO owned gasoline stations.

         CMO's management has over 40 years of experience in the industry and 10 years as CITGO distributors. The Company has obtained commitments through employment agreements with senior management and sales executives to continue the steady growth trends evident in CMO's history.

RESULTS OF OPERATIONS
---------------------

         The Company's operations consists almost entirely of the operations of MBM. Revenues consist of sales of finished inventory to customers. Cost of inventory sold includes the purchased cost of raw materials, direct labor, packaging and direct factory overhead.

         Revenues from sales for the ten month period ended September 30, 1999, were $4,170,370 representing a steady monthly performance since the acquisition of MBM. MBM sales for the ten month period ended November 30, 1998 were $3,674,336 representing an increase of $496,034 for the periods compared. Corresponding cost of sales for the same ten month periods ended in September 30, 1999 and November 30, 1998 were $3,282,274 and $2,796,204, respectively. The gross margin for the ten months ended September 30, 1999 was 21.3%. This percentage is comparable to 23.9% for the 10 months ended November 30, 1998.

         General and administrative expenses were $709,230 or 17% of sales for the year to date period ended on September 30, 1999.

         Improvements in results of operations is due from management's emphasis in attaining greater profitability through cost cutting measures in the subsidiary's operating methods.

         Interest expense incurred in MBM was paid on loans due to the Royal Bank of Canada during the period ended September 30, 1999.

The Company's consolidated net income for the year amounted to $74,368 compared to net income of $26,710,498, derived from forgiveness of debt under the Chapter XI Bankruptcy, for the year ended September 30, 1998.

         Activities for the entire year ended September 30, 1998 were related to carrying out the Plan of Reorganization under Chapter

XI. Consequently, revenues were of a non operating and passive nature and expenses incurred were significantly for attorneys fees and bankruptcy costs.

         From May, 1997 until the acquisition of MBM on December 1, 1998, the Company did not carry any significant continuing operations. As discussed previously, the Company's efforts were focused on in achieving its Chapter XI reorganization plan. During the year ended September 30, 1998, the Company's revenues of $26,996 were provided from the rental of partial space in its executive premises. Read Part I-Item 2 "Description of Properties" for further details about this property. Operating expenses for the year ended September 30, 1998, amounted to $234,803 consisting primarily of personnel costs, occupancy costs, and other necessary and ordinary general and administrative expenses.

         In August 1997, Joseph Lents resigned as Chairman of the Board of the Company, and the Board of Directors of the Company was thereafter substantially reconstituted to add Vincent Landis, Carlos Trueba and Les Miller as new members of the Board with the then existing directors, Arnold Salinas and Loretta Murphy. Loretta Murphy resigned as a director of the Company during the course of the Reorganization Case in order to pursue other business interests. During the Reorganization Case, Luis Alvarez has served as interim President of the Company. None of the directors or executive officers of the Company has received any compensation from the Company for service in such capacities for the period from the Involuntary Petition Date to the date of this annual report.

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

         In summary, the Plan is based upon (a) a transfer of all Unsecured Claims and assets of the Company (excluding certain tax attributes and a portion of the Condominium Parcel Net Proceeds) to a liquidating trust of which Holders of Allowed Unsecured Claims will be the primary beneficiaries and Holders of Allowed Subordinated Claims will be secondary beneficiaries, (b) the purchase by the Company of all of the issued and outstanding stock of MBM 129 Ontario, a wholly-owned subsidiary of 1274328 Ontario Inc., in consideration for the issuance to the Proponent of approximately 76% voting control of the Reorganized Debtor (c) the cancellation of all Existing Preferred Stock and Existing Common Stock of the Debtor, and (d) the issuance of common stock of the Reorganized Debtor to Holders of Existing Preferred Stock and Existing Common Stock of the Debtor.

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

         The Company's efforts have resulted in (a) the Advantage Settlement Agreement, which has been approved by the Bankruptcy Court, pursuant to which Advantage has agreed to support the Plan, and (b) an agreement for the Debtor to acquire all of the stock of MBM from a wholly-owned subsidiary of the Proponent, pursuant to which MBM became a wholly-owned operating subsidiary of the Company on December 1, 1998.

         Notwithstanding the uncertain distribution to Unsecured Creditors and the reduced equity interest for stockholders, the Company believes that the Plan was in the best interest of all Unsecured Creditors and Holders of Equity Interests for a number of reasons. First, no free and clear assets of significant value exist which are available for immediate liquidation and distribution to Unsecured Creditors and Holders of Equity Interests. Second, TNT the Company's chief operating subsidiary prior to the Involuntary Petition Date, is presently in a Chapter 7 bankruptcy proceeding in Texas, and the Company will in all likelihood receive nothing in return for its substantial investment in TNT. Third, the costs of administering the Estate would continue to accrue as long as the Reorganization Case remains pending, further eroding whatever value there is available for Unsecured Creditors. Fourth, Advantage, which holds in excess of 90% of the total dollar amount of Unsecured Claims, supports the Plan and has already expended significant funds in investigating Causes of Action, the proceeds of which will be available for distribution to all Unsecured Creditors on a pro rata basis.

         The Company believes that its efforts to maximize the return for Creditors and to find an investor and attract value for stockholders have been full and complete. The Company further believes that the Plan was in the best interest of all Creditors and Holders of Equity Interests, even though (a) it does not appear that there would be sufficient funds to pay Unsecured Creditors in full and (b) the percentage of the outstanding equity to be retained by Holders of Equity Interests following the Effective Date will be substantially diluted. In the event of a liquidation of the Company's assets under Chapter 7 of the Bankruptcy Code, the Company believes the distribution to Unsecured Creditors would be substantially less than under the Plan. In addition, absent concessions from holders of Unsecured Claims, there would be no distribution to Holders of Equity Interests. Should the Plan not be confirmed, the Company will have to seriously consider a Chapter 7 liquidation. The plan was approved on August 28, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        AT September 30, 1999, the Company had operating cash on hand of $2,264. As compared to cash on hand at September 30, 1998 of $22,695. At September 30, 1999, the Company had a negative working capital ratio of current assets to current liabilities of approximately .65. The long term portion of debt at September 30, 1999 consisted of loans due to the Royal Bank of Canada. The bank indebtedness is secured by a registered general assignment of book debts and a general security agreement, a guarantee and postponement of claim in the amount of $2,150,000 by 129 Ontario, assignment of all shares of the company, postponement and assignment of all shareholder debt and an assignment of Keyman insurance. The company has violated certain covenants with respect to the operating loans. While the bank has been advised of this, they have not expressly waived the conditions.

        Cash flows provided by operating activities during the year ended September 30, 1999 were approximately $490,576. The cash provided by operations was used to pay for the expenses of the parent and service debt. Cash used in operating activities for the year ended September 30, 1998 was approximately $367,256, consisting substantially of the costs of the bankruptcy process.

        Cash flows used in investing activities during the year ended September 30, 1999 were approximately $109,210 used to acquire the HBI patents and to purchase capital assets required for manufacturing processes in MBM. Cash flows provided by investing activities during the year ended September 30, 1998 were approximately $345,392 consisting of the proceeds from the sale of Company properties during the bankruptcy process. The cash provided by investing activities was used to defray the costs of the bankruptcy process.

        Cash flows used in financing activities consists mainly of changes in loans receivable balances from 129 Ontario and debt service costs in the form of capitalized deferred charges and loan costs and other loan payments required under the agreements between MBM and the Royal Bank of Canada. MBM has violated certain covenants with respect to the term loans. While the bank has been advised of this, they have not expressly waived the conditions.

        On December 1, 1998, under conditions and terms prescribed to and approved by the Bankruptcy Court in the Company's Chapter XI Reorganization, the Company entered into an agreement with 129 Ontario for the purchase of 100% of the issued and outstanding stock of MBM. As a result thereof MBM became a wholly owned subsidiary of the Company. Since its formation in 1984, MBM has operated as a specialized custom molder or manufacturer of plastic bottles and containers for use in the pharmaceutical, health and beauty, household cleaner and food product industries. During fiscal 1999, MBM's revenues are generated in the United States. MBM also has a strong market presence in the Province of Ontario, Canada, which is the main manufacturing center in Canada. Plastic is a disposable material which is in high demand in today's environmentally friendly and industrialized world. Management of MBM believes that demand will continue to grow significantly well into the this new century. With an estimated market in North America of over $15 billion for plastic products, management of MBM believes that MBM is well positioned for growth.

         In September 1999, Whitehall achieved yet another monumental business advancement, with the acquisition of Hairbiotech, Inc., a development stage biotechnology company with three unique patents for hair growth and hair loss prevention technologies.

         The primary goal of HBI is to develop, license, and market its hair growth and preventative hair loss technology to individuals who have a hair thinning condition, who are experiencing hair loss, who dye their hair or who are presently undergoing chemotherapy. HBI's biotechnological method, which protects the hair follicles (HF) against oxidative stress, and which ultimately reduces the loss of hair, is ready for market and does not need to be approved by the United States Food and Drug Administration ("FDA") because it is a cosmetic product.

         HBI will continue with its research and development relative to the prevention of hair loss in conjunction with the University of Miami School of Medicine. The Company and HBI are currently negotiating with multinatinal industry leaders for the funding of clinical trials and ongoing research.

         The Company's plan for growth included the acquisitions of MBM and Hairbiotech. The Board of Directors is currently studying several other acquisitions and specifically, negotiating with the principals of two acquisition candidates, a multistate mortgage lender and a CITGO gasoline and oil products distributors. To achieve this growth and the necessary working capital, the Company will require additional funding. The Company has received preliminary commitments from investors to arrange future funding for acquisitions.

         The imminent collection of loans receivable as part of the MBM Stock Purchase Agreement approved by the Bankruptcy Court will provide cash to expand MBM sales, and capital for the further investigation of other acquisitions. While the Company has reason to expect the completion of these arrangements in the near future, no assurances can be given that such funds will be available.

         In view of these planned acquisitions as well as the Company's forces in new technologies, the Company will evaluate in the course of the current fiscal year whether the operations of MBM are sufficiently compatible and synergetic. In the event management determines that these operations are not complementary, the Company will consider the sale or other disposition of MBM and its operations.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

         The financial statements and supplementary data are included under Item 13(a)(1) and (2) of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

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

     Name                    Position                            Age
     ----                    --------                            ---

Luis Alvarez                President and Director               40

Carlos M. Trueba            Director                             45

Vince Landis                Director                             53

Les Miller                  Director                             57

Mary Lou Foy                Director                             55

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

Mary Lou Foy graduated from Auburn University with a BA major in Journalism. Ms. Foy conducted graduate studies at the University of Florida in journalism and environmental engineering. She received a journalism law research scholarship funded by the Environmental Protection Agency. Ms. Foy is the current Picture Editor at the Washington post where she has been employed since 1990. Previously she was a staff/chief photographer with major newspaper publications since 1971.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

CASH COMPENSATION
-----------------

         There was no cash compensation paid to executive officers as a group for services provided to the Company in all capacities during the year ended September 30, 1999.

EMPLOYMENT AGREEMENTS
---------------------

         There were no employment agreements in effect during the year ended September 30, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth Common Stock ownership as of December 31, 1999 with respect to (i) each person known to the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 801 Brickell Avenue, 9th Floor, Miami, Florida, 33131. Information with respect to the percent of class is based on 124,927,647 shares of the Company's Common Stock issued and outstanding at December 31, 1999.

                                               Shares
                                            Beneficially     Percent
                       Name                   Owned (1)     of Class
                       -----                ------------    --------
              Luis Alvarez (2)                   0             0
              Mary Lou Foy (3)                   0             0
              Carlos M. Trueba (4)               0             0
              Vince Landis (5)                   0             0
              Les Miller        (6)              0             0
              1274328 Ontario Inc. (7)           -             -
              All executive officers and
              Directors as a group
              (5 persons)                        0             0


(1) Except as otherwise indicated in the footnotes below, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

(2) Mr. Alvarez is Chairman of the Board and President of the Company and he owns no shares of the Company's common stock as of the date of this report.

(3) Ms. Foy is a director of the Company and he owns no shares of common stock as of the date of this report.

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

The Company intends to compensate the directors referred to above with approximately 200,000 shares of the Company's Common Stock for each year of service. As of the date of this report, no shares have been issued to these directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         See discussion in Part I-Item 1 and Part II-Item 6 relative to Agreement with 129 Ontario for the purchase of the stock of MBM and the Agreement for the purchase of the common stock of HBI.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
         --------------------------------------

   (a)(1) and (2) Financial Statements and Schedules
                  ----------------------------------

         The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

   (b)   Reports on Form 8-K
         -------------------

         The Company filed Form 8-K reports dated February 10, 1999 (item 8) and May 10, 1999 (item 1).

   (c)   Exhibits
         --------
Exhibit
Number                     Description of Document
------                     -----------------------

 3.01             Articles of Incorporation1
 3.01(a)          Certificate of Amendment to Certificate of Incorporation5
 3.01(b)          Certificate of Amendment to Certificate of Incorporation7
 3.01(c)          Certificate of Amendment to Certificate of Incorporation24
 3.01(d)          Certificate of Amendment to Certificate of Incorporation
 3.02             By-Laws5
 4.01             Specimen of Common Stock certificate1
10.02             Warrant Agent Agreement1
10.03             Line of Credit Agreement1
10.04             Stock Purchase Agreement between Texas American Group, Inc.
                  and Daniel M. Boyar2
10.05             Stock Purchase Agreement for acquisition of Financial
                  Standards Group, Inc.2
10.06             Stock Purchase Agreements for acquisition of Mount Vernon
                  Distribution, Inc. and Eau Gallie Properties, Inc.2
10.06.1           Amendments to Stock Purchase Agreements referred to in Exhibit
                  10.067
10.07             Stock Purchase Agreement for acquisition of Bibbins & Rice
                  Electronics, Inc. and Rice Electronics,Inc.3
10.08             Investment Banking Consulting Agreement with H.D. Vest
                  Investment Securities, Inc.7
10.09             Sales and Service Agreement with Corroon & Black
                  Administrative Services, Inc.7
10.10             Agreement with Arkansas Credit Union League and Service
                  Corporation7
10.11             Agreement with HCU Services Corporation (Hawaii)7
10.12             Agreement with KYCUL Services Incorporated (Kentucky)7
10.13             Agreement with League Services Corporation (Michigan)7
10.14             Selling Agent Agreement with Meridian Associates, Inc.7
10.15             Financial Consulting Agreement with Meridian Associates, Inc.7
10.16             Lock-Up Agreement with Selling Security Holders7
10.17             Rescission Offer Responses7
10.18             Agreement with Computer Concepts Corp.8
10.19             Agreement with Greg Paige and Paige & Associates Corp.9
10.20             Agreements with Computer Concepts Corp.13
10.21             Agreement with Comstator, S. A.13
10.22             Agreement with Allan J. Ontai10

10.23             Letter of Agreement with Servicecorp (Indiana Credit Union
                  League)13
10.24             Agreement and Plan of Merger with Membership Realty Ltd., Inc.
                  and other parties described therein10
10.25             Agreement with Stenton Leigh Capital Corp.10
10.26 Agreement with Universal Solutions, Inc., Investor Resource Services, Inc. and SMI Capital Corp.12
10.27 Amendment No. 1 to Agreement and Plan of Merger with Membership Realty Ltd., Inc.14
10.28             Agreement with Computer Concepts Corp.15
10.29             Agreement and Plan of Merger with Elfworks, Inc.16
10.30 Stock Purchase Agreement and Assignments with Administracion de Seguros, S.A.17
10.31 Letter of Intent to Purchase and Sell between Jalmark Realty, Inc. and Membership Realty Holding Corp.19
10.32 Amendment No. 4 To Agreement and Plan of Merger with Membership Realty Ltd., Inc.20
10.33             Agreement with JRL Acquisition, Inc.20
10.34             Financial Advisory and Consulting Agreement with Coleman and
                  Company20
10.35 Stock Purchase and Exchange Agreement with American Indemnity Company Limited21
10.36             Stock Purchase Agreement with U.S. Mortgage Network Corp.22
10.37             Stock Purchase Agreement with Maraval & Associates22
10.38 Stock Purchase and Exchange Agreement with American Indemnity Company Limited and Global RE., Ltd.23
10.39             Agreement wit Real Estate Services Network Holding Corp., U.S.
                  Mortgage Network Corp., Intervest, Inc. and Sidney A. Lewis24
10.40             Agreement with Total National Telecommunications, Inc.25
10.41             Agreement with Global RE., Ltd. and American Indemnity
                  Company, Ltd.26
10.42             Stock Purchase Agreement with Southwestern Telecom, Inc.27
10.43 Stock Purchase Agreement for the purchase of NETTouch Communications, Inc. and Common Stock Purchase Warrant28
10.44 Note Purchase Agreement with GFL Advantage Fund Limited, Registration Rights Agreement and Promissory Note28
10.45 Stock purchase agreement for the purchase of all issued and outstanding shares of Mega Blow Moulding Limited from 1299004 Ontario Corporation29
10.46 Audited financial statements of business acquired. Audited financial statements of MBM as of and for the period ended November 30, 199829

10.47 Pro-forma combined financial data. Unaudited pro forma combined balance sheet and statements of operations of the Company and MBM is filed herewith29
16.01 Letter from Samson, Robbins & Associates to the Securities and Exchange Commission4
16.02             Letter from Grau & Registrant to the Securities and Exchange
                  Commission6
16.03 Letter from Arthur Andersen & Co. to the Securities and Exchange Commission11
16.04             Letter from Grant Thornton to the Securities and Exchange
                  Commission18
16.05             Letter from Millward & Co. to the Securities and Exchange
                  Commission30

---------------

1)Incorporated by reference from the Registrant's Registration Statement, as amended, on Form S-18 filed with the Securities and Exchange Commission on January 27, 1989 and declared effective on February 28, 1989.
2)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated January 11, 1991.
3)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated March 4, 1991.
4)Incorporated by reference to the Registrant's report on Form 8 filed with the Securities and Exchange Commission dated February 27, 1991.
5)Incorporated by reference to the Registrant's report on Form 10-K filed with the Securities and Exchange Commission dated April 30, 1991.
6)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated February 6, 1992.
7)Incorporated by reference to the Registrant's Registration Statement, as amended, on Form S-1 filed with the Securities and Exchange Commission on May 14, 1992 and declared effective on November 12, 1992.
8)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated January 15, 1993.
9)Incorporated by reference to the Registrant's report on Form 10-K filed with the Securities and Exchange Commission dated May 5, 1993.
10)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated April 8, 1994.
11)Incorporated by reference to the Registrant's report on Form 8-K/A filed with the Securities and Exchange Commission dated January 17, 1994.
12)Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 23, 1994.
13)Incorporated by reference to the Registrant's report on Form 10-KSB filed with the Securities and Exchange Commission dated December 31, 1993.
14)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated April 21, 1994.
15)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated May 31, 1994.

16)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated July 19, 1994.
17)Incorporated by reference to the Registrant's report on Form 10-QSB filed with the Securities and Exchange Commission dated September 20, 1994.
18)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated September 12, 1994.
19)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated March 1, 1995.
20)Incorporated by reference to the Registrant's report on Form 10-QSB filed with the Securities and Exchange Commission dated August 17, 1995.
21)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated December 21, 1995.
22)Incorporated by reference to the Registrant's report on Form 10-KSB filed with the Securities and Exchange Commission dated September 30, 1995.
23)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated December 21, 1995.
24)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated February 21, 1996.
24)Incorporated by reference to the Registrant's report on Form 10-QSB filed with the Securities and Exchange Commission dated March 31, 1996.
25)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated May 28, 1996.
26)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated June 11, 1996.
27)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated October 29, 1996.
28)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated November 8, 1996.
29)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated May 10, 1999.
30)Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated February 10, 1999.

                                   SIGNATURE
                                   ---------

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this day of , 1999.

                                    WHITEHALL ENTERPRISES, INC.

                                    By: /s/ Luis Alvarez
                                       --------------------
                                       President

         In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.

   Signature
   ---------

 /s/ Luis Alvarez            President and Director             January 13, 2000
 ----------------------
   Luis Alvarez

 /s/ Carlos M. Trueba        Director                           January 13, 2000
 ----------------------
 Carlos M. Trueba

 /s/ Vincent Landis          Director                           January 13, 2000
 ----------------------
 Vincent Landis

 /s/ Mary Lou Foy            Director                           January 13, 2000
 ----------------------
 Mary Lou Foy

 /s/ Les Miller              Director                           January 13, 2000
 ----------------------
 Les Miller

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.

                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           SEPTEMBER 30, 1999 AND 1998

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                              FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998








                                TABLE OF CONTENTS




                                                                                        PAGE NO.

Independent Auditors' Report                                                              F-2

Consolidated Balance Sheets                                                               F-3

Consolidated Statements of Income                                                         F-4

Consolidated Statements of Changes in Stockholders' Equity                                F-5

Consolidated Statements of Cash Flows                                                     F-6

Notes to Financial Statements                                                             F-7

Supplemental Information

Report of Independent Auditors' Report on Supplemental
  Information                                                                             F-18

Consolidated Balance Sheet                                                                F-19

Consolidated Statement of Income                                                          F-20

Consolidated Statement of Cash Flows                                                      F-21


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Whitehall Enterprises, Inc. and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheet of Whitehall Enterprises, Inc. and subsidiaries (formerly known as Total World Telecommunications, Inc.) (a Delaware corporation) as of September 30, 1999, and the related consolidated statements of income, statement of changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Mega Blow Moulding, Limited, a wholly owned subsidiary, which statements reflect total assets of $3,498,358 as of September 30, 1999, and total revenues of $4,170,370 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mega Blow Moulding, Limited, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitehall Enterprises, Inc. and subsidiaries as of September 30, 1999, and the results of their operations, and their cash flows for the year then ended in conformity with generally accepted accounting principles.





SEWELL AND COMPANY, PA


Hollywood, Florida
December 29, 1999

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998

                                     ASSETS

                                                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                                                     1999           1998
                                                                                 ------------   ------------
Current Assets
    Cash                                                                          $     2,264    $    22,695
    Accounts receivable                                                               577,477           --
    Interest receivable                                                                  --             --
    Inventories                                                                       448,361           --
    Prepaid expenses                                                                   73,949           --
                                                                                  -----------    -----------

Total Current Assets                                                                1,102,051         22,695
                                                                                  -----------    -----------

Loans Receivable                                                                    1,608,853           --
                                                                                  -----------    -----------

Deferred Financing Costs                                                              279,337           --
                                                                                  -----------    -----------

Property and Equipment                                                              2,662,553         53,620
Less Accumulated Depreciation                                                      (2,142,371)       (46,928)
                                                                                  -----------    -----------
    Property and Equipment - Net                                                      520,182          6,692
                                                                                  -----------    -----------

Other Assets
  Patents                                                                             350,000           --
  Deposits                                                                              1,166            500
                                                                                  -----------    -----------

                                                                                  $ 3,861,589    $    29,887
                                                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

Current Liabilities
    Current portion of long-term debt                                             $   536,510    $      --
    Notes payable - bank                                                              525,624           --
    Income taxes payable                                                               30,413           --
    Accounts payable                                                                  995,585           --
                                                                                  -----------    -----------

Total Current Liabilities                                                           2,088,132           --

Deferred Income Taxes                                                                  54,171           --
Long-Term Debt                                                                        629,771           --
                                                                                  -----------    -----------

                                                                                    2,772,074           --
                                                                                  -----------    -----------

Stockholders' Equity
    Preferred stock, $.001 par value, 4,000,000
       shares authorized and outstanding                                                4,000           --
    Common stock, $.0001 par value, 200,000,000
       shares authorized,  124,927,647 shares issued
       and outstanding                                                                 12,493         12,493
    Additional paid in capital                                                        998,653         17,394
    Retained earnings since 9/30/98 after Quasi-reorganization                         74,369           --
                                                                                  -----------    -----------

                                                                                    1,089,515         29,887
                                                                                  -----------    -----------

                                                                                  $ 3,861,589    $    29,887
                                                                                  ===========    ===========

             See auditors' report and notes to financial statements.


                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                                            1999           1998
                                                       -------------    ------------
Revenues from Operations
    Sales (net of returns)                              $  4,170,370    $       --

Cost of Sales                                              3,282,274            --
                                                        ------------    ------------

    Gross Profit                                             888,096            --
                                                        ------------    ------------

Operating Expenses:
    Sales, general and administration                        709,230         234,803
    Depreciation and amortization                            199,932           9,361
                                                        ------------    ------------
Total Operating Expenses                                     909,162         244,164
                                                        ------------    ------------

Income (loss) from operations                                (21,066)       (244,164)
                                                        ------------    ------------

Other Income
    Rental income                                               --            26,996
    Forgiveness of debt                                         --        27,091,064
    Unrealized income on foreign currency translation          1,801            --
    Gain on disposal of assets                                  --           147,265
    Interest                                                 242,589           6,496
                                                        ------------    ------------
Total Other Income                                           244,390      27,271,821
                                                        ------------    ------------

Other Expenses
    Interest expense                                          95,839            --
    Bankruptcy fees and expenses                                --           317,159
                                                        ------------    ------------
Total Other Expenses                                          95,839         317,159
                                                        ------------    ------------

Income Taxes
    Currently payable                                         29,709            --
    Deferred                                                  23,406            --
                                                        ------------    ------------
Total Income Taxes                                            53,115            --
                                                        ------------    ------------

Net Income                                              $     74,370    $ 26,710,498
                                                        ============    ============
Earnings per Share
   Net Income                                           $     0.0006    $     0.2139
                                                        ============    ============


             See auditors' report and notes to financial statements.



                                       WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                                                    FORMERLY KNOWN AS
                                           TOTAL WORLD TELECOMMUNICATIONS, INC.
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                  Preferred Stock              Common           Stock        Paid in            Unearned
                                Shares        Amount           Shares           Amount       Capital          Compensation
                                ------        ------          --------          ------       -------          ------------
Balance
September 30, 1997             377,699    $           4       81,118,900   $         811   $  82,474,223    $  (4,927,394)

Adjustments of:
Chapter XI
    Reorganization            (377,699)              (4)      43,808,747          11,682     (82,239,662)       4,927,394
Net Other Income
Net Loss from
    Operations
                           -------------------------------------------------------------------------------------------------
Total                                0                0      124,927,647          12,493         234,561                0

Effect of Quasi
    Reorganization on
    September 30, 1998                                                                          (217,167)
                           -------------------------------------------------------------------------------------------------
Balance
    September 30, 1998               0                0      124,927,647          12,493          17,394                0

Acquisition of
    MBM                      4,000,000            4,000                                          669,259

Acquisition of
    Hairbiotech                                                                                  312,000

Net Income
                           -------------------------------------------------------------------------------------------------

Balance
September 30, 1999           4,000,000    $       4,000      124,927,647   $      12,493   $     998,653
                           =================================================================================================

(RESTUBBED TABLE)
                                                                          Retained
                                          Treasury        Stock           Earnings
                                           Shares         Amount         (Deficit)            Total
                                          ------         ------           --------            -----
Balance
September 30, 1997                          (55,933)   $    (740,000)   $(106,723,452)   $ (29,971,741)

Adjustments of:
Chapter XI
    Reorganization                           55,933          740,000       79,795,786        3,291,129
Net Other Income                                                           26,927,666       26,927,666
Net Loss from
    Operations                                                               (217,167)        (217,167)
                                         -------------------------------------------------------------
Total                                             0                0         (217,167)          29,887

Effect of Quasi
    Reorganization on
    September 30, 1998                                                        217,167                0
                                         -------------------------------------------------------------
Balance
    September 30, 1998                            0                0                0           29,887

Acquisition of
    MBM                                                                                        673,259

Acquisition of
    Hairbiotech                                                                                312,000

Net Income                                                                     74,370           74,370
                                         -------------------------------------------------------------

Balance
September 30, 1999                                                      $      74,370    $   1,089,516
                                         =============================================================

             See auditors' report and notes to financial statements.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                             1999            1998
                                                                        --------------  -------------
Cash Flows from Operating Activities:

Net income                                                              $     74,370    $ 26,710,498

Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                         139,038           9,361
        Amortization of deferred costs                                        60,894            --
        Income taxes                                                          23,407            --
        Income from forgiveness of debt                                         --       (27,091,064)
Change in assets and liabilities net of effects from Purchase of MBM:
         (Increase) in accounts receivable                                    (3,838)           --
         Decrease in inventory                                               136,937            --
         Decrease in prepaid expenses                                         13,230            --
         (Increase) decrease in other assets                                    (666)          3,949
         Increase in income tax liabilities                                   29,710            --
         Increase in accounts payable                                         17,494            --
                                                                        ------------    ------------

         Total Adjustments                                                   416,206     (27,077,754)
                                                                        ------------    ------------

         Net cash provided by (used in) operating activities                 490,576        (367,256)
                                                                        ------------    ------------

Cash flows from investing activities:
    Cash proceeds from sale of property                                         --           345,392
    Acquisition of intangible assets                                         (38,000)           --
    Acquisition of equipment                                                 (71,210)           --
                                                                        ------------    ------------

    Net cash provided by (used in) investing activities                     (109,210)        345,392
                                                                        ------------    ------------

Cash flows from financing activities:
    Net borrowings                                                           322,637            --
    Increase in deferred costs                                              (289,311)           --
    Increase in loan receivable                                             (435,678)           --
                                                                        ------------    ------------

    Net cash provided by (used in) financing activities                     (402,352)           --
                                                                        ------------    ------------

Net (decrease) in cash and cash equivalents                                  (20,986)        (21,864)

Cash received in acquisition of MBM                                              556            --

Cash and cash equivalents - beginning of year                                 22,695          44,559
                                                                        ------------    ------------

Cash and cash equivalents - end of year                                 $      2,265    $     22,695
                                                                        ============    ============

Supplemental disclosures of cash flow information:

    Cash paid during the year for interest expense                      $     95,839    $     16,715
                                                                        ============    ============

    Non cash transactions include forgiveness of debt as follows:       $       --      $ 27,091,064
                                                                        ============    ============

             See auditors' report and notes to financial statements.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Whitehall Enterprises, Inc. ("the Company), formerly Total World Telecommunications, Inc., was incorporated under the laws of the State of Delaware on October 12, 1988. On January 8, 1999, the Company amended its articles of incorporation changing its name from Total World Telecommunications, Inc. to Whitehall Enterprises, Inc. The acquisition of Mega Blow Mounding, Limited was effective December 1, 1998. The acquisition of Hairbiotech, Inc. was effective September 30, 1999. Results of consolidated operations and cash flows include the transactions of Whitehall Enterprises, Inc. for the year and Mega Blow Moulding, Limited for the ten-month period ended September 30, 1999.

Principles of Consolidation
---------------------------
The consolidated financial statements of the Company include those accounts of Whitehall Enterprises, Inc., Hairbiotech, Inc., a development stage biotechnology company, and Mega Blow Moulding, Limited, a Canadian plastics company. All significant intercompany transactions and balances have been eliminated in the consolidation.

Chapter XI Bankruptcy
---------------------
On December 24, 1997, the Company filed for protection under Chapter XI of the Federal Bankruptcy laws. Chapter XI encompasses the submission, by the court appointed trustees, to the Court of a plan or reorganization. On August 28, 1998, the Court approved the plan of reorganization.

Pursuant to this plan, all preferred and common stock previously issued were canceled. In place of these canceled shares, 124,927,647 shares of common stock, par value $.0001 were issued and the Court also approved the debtors purchase of stock of Mega Blow Moulding, Limited.

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

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued


Inventories
-----------
Inventories from Mega Blow Moulding, Limited, consisting of raw materials, packaging and skids, and finished goods, are valued at the lower of cost or market. Cost is determined by the first-in first-out method (FIFO) except for finished goods, which are accounted for on a retail inventory method.

Property and Equipment
----------------------
Property, machinery, and equipment are stated at cost, and are depreciated over their estimated useful lives using accelerated and straight-line methods as follows:

                                                             Useful Life
                                                             -----------

              Office equipment                                3-5 years
              Machinery and equipment                           5 years
              Leasehold improvements                            5 years

Deferred Cost
-------------
Deferred costs include deferred financing costs and corporate transaction costs and are stated at cost less accumulated amortization. These costs are amortized between five and seven years using the straight-line method.

Accounting Pronouncements
-------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131) which established presentation of financial data based on the "management approach". SFAS No. 131 is applicable for fiscal years beginning after December 15, 1997.

Accounting Policies
-------------------
The Company's products are manufactured to specific customer orders and revenues are recognized when the products are shipped. Revenue is reduced for estimated customer returns and allowances.

Accounts Receivable
-------------------
Management believes that accounts receivable are fully collectible based upon the Company's history of collections. Accordingly, no allowance for doubtful accounts has been provided.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes
------------
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 109 Accounting for Income Taxes, which requires companies to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the consolidated financial statements carrying amounts and the tax basis of existing assets and liabilities. Pursuant to SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates. The Company adopted SFAS No. 109 in 1993.

Concentration of Risk
---------------------
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of balances at financial institutions.

The Company had deposits with two financial institutions amounting to $2,264 at September 30, 1999, which was insured for up to $100,000 by the U.S. Federal Deposit Insurance Corporation. The Company believes that risks relating to cash balances are minimized as a result of the size and stature of the financial institutions in which the Company maintains its accounts

Basic Loss per Share and Diluted Loss per Share
-----------------------------------------------
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 supercedes Accounting Principle Board Opinion No. 15 entitled Earnings Per Share. Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic Loss per Share and Diluted Loss per Share
-----------------------------------------------
The numerator in calculating basic earnings per share is reported net loss. The denominator is based on the following weighted-average number of common shares:


                                               1999                  1998
                                               ----                  ----

            Basic                           124,927,647           113,975,460


NOTE 2    STOCKHOLDERS' EQUITY

Common Stock
------------
Authorized 200,000,000 shares of common stock, $.0001 per value per share. Issued and outstanding 124,927,647 shares of common stock.

Preferred Stock
---------------
Authorized 4,000,000 shares of preferred stock at $.001 par value per share. None issued. The stock is outstanding as part of the purchase of MBM. (See Note
2)

On December 10, 1998, 4,000,000 shares of preferred stock with a par value of $.001 were issued under a stock purchase agreement between the Company and 1299004 Ontario Corporation ("129 Ontario"). In exchange for these shares, the Company acquired 100% of the outstanding common stock of Mega Blow Moulding, Limited ("MBM"). There is a five (5) year restriction on the conversion of preferred shares to common shares pursuant to the Agreement.

At September 30, 1999, and 1998, the total shares of common stock was as follows:

                                                                             1999                  1998
                                                                             ----                  ----
         124,927,647 shares of common stock;
         issued and outstanding at $0.0001 par value                       $  12,493              $ 12,493
         4,000,000 shares of preferred stock
         at $0.001 par value                                                   4,000                     0
                                                                           ---------              --------

                                                                           $  16,493              $ 12,493
                                                                           =========              ========

As of the date of this report, the shares of preferred stock have not been issued.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


NOTE 3    PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1999 and 1998 consisted of the following:

                                                1999            1998
                                                ----            ----

            Computer                         $         0    $    10,292
            Furniture and fixtures               143,751         27,186
            Machinery and equipment            2,514,860         16,142
            Leasehold improvement                  3,942              0
                                             -----------    -----------

                                               2,662,553         53,620
            Less: accumulated depreciation    (2,142,371)       (46,928)
                                             -----------    -----------

            Total                            $   520,182    $     6,692
                                             ===========    ===========

Depreciation expense for the years ended September 30, 1999 and 1998 was $139,038 and $9,361, respectively.


NOTE 4    INVENTORY

At September 30, 1999, inventory was as follows:

           Raw materials                                   $ 134,871
           Packing and skids                                  23,062
           Finished goods                                    290,428
                                                           ---------

                                                           $ 448,361
                                                           =========

NOTE 5     LOAN RECEIVABLE

The loan receivable is due on demand and bears an interest rate varying from 6.72% - bank prime plus 2%. The loan is secured by property with a market value of approximately $5,000,000. (See Note 10)

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


NOTE 6    BANK INDEBTEDNESS

The bank indebtedness includes operating loans, due on demand, of $402,126 ($422,573 - as of November 30, 1998). The operating loans bear interest at rates varying from prime + 1.25% to prime +1.75%. The bank indebtedness is secured by a registered general assignment of book debts and a general security agreement, a guarantee and postponement of claim in the amount of $1,465,376 by the parent company, assignment of all shares of the company, postponement and assignment of all shareholder debt and an assignment of Keyman insurance.

The Company has violated certain covenants with respect to the operating loans. While the bank has been advised of this, they have not expressly waived the conditions.


NOTE 7    LONG-TERM DEBT

At September 30, 1999, long-term debt consisted of the following:

         Term loans (see Note 14)                                                               $  536,510

         Note payable with an interest rate of 12% per annum; Monthly interest consisting of interest only; principal
         amount maturing October 1, 2004.                                                          629,771
                                                                                               -----------
                                                                                                 1,166,281
         Less current portion                                                                    (536,510)
                                                                                               -----------

                                                                                               $   629,771
                                                                                               ===========

Interest expense for the year ended September 30, 1999 and 1998 was $95,839 and $16,715, respectively.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 8    LEASE COMMITMENTS

The minimum rentals payable under long-term operating leases, expiring December 31, 2003, exclusive of certain operating costs for which the Company is responsible, are approximately $147,735 annually.

The future payments of the rental lease for the next 5 years are as follows:

         2000                                                          $ 147,735
         2001                                                            147,735
         2002                                                           147,735
         2003                                                            147,735
         2004 and thereafter                                                   0
                                                                      ----------

                                                                       $ 590,940
                                                                      ==========

The rental lease expense for the year ended September 30, 1999 and 1998 was $123,113, and $0, respectively.


NOTE 9    RELATED PARTY TRANSACTIONS

The bank indebtedness and the long-term debt are guaranteed by the Company's parent and a beneficial shareholder of the parent. The shareholder has not charged a fee to this company for this guarantee.


NOTE 10    MEASUREMENT UNCERTAINTY

The Company carries, as an asset, a loan receivable from a public company, which, until November 30, 1998, was its ultimate parent, in the amount of approximately $1,112,931. The shares of this public company have been and are actively trading on the National Association of Securities Dealers over the counter market and is solvent. Accordingly, while the Company does not believe the carrying value has been impaired, there is uncertainty as to the final realization of this amount.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 11    UNCERTAINTY DUE TO YEAR 2000 ISSUE

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors in significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issued affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

NOTE 12    INCOME TAXES

The Company reduced taxable income for the year ended September 30, 1998, by applying federal net operating losses to pre-tax income, reducing taxable income by $71,249,531. These losses were carried forward from prior years.

The Company has a remaining federal net operating loss carryforward of $71,650,735, of which $71,249,531 expires in 2004, and $401,204 expires in 2017.

NOTE 13   ACQUISITION

MBM Acquisition

On December 1, 1998, the Company acquired 100% of the outstanding common stock of Mega Blow Moulding, Limited, a Canadian plastic manufacturing company, from 1299004 Ontario Corporation. The acquisition took place under conditions and terms prescribed and approved by the Bankruptcy Court in the Company's Chapter XI Reorganization. The purchase price of $673,259 was exchanged for 4,000,00 shares of preferred stock. As of the date of these financial statements, these shares have not been issued. The acquisition was accounted for as a stock purchase under Accounting Principles Board Opinion No. 16 (APB No. 16). The results of operations of the acquired company were included in the consolidated results of the Company from the respective acquisition date.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 13   ACQUISITION - continued

MBM Acquisition

The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

         Accounts receivable                                    $  548,917
         Inventories                                               563,262
         Loan receivables                                        1,112,931
         Fixed assets                                              557,736
         Other assets                                              127,524
         Bank indebtedness                                        (500,740)
         Accounts payable                                         (936,263)
         Long-term debt                                           (800,108)
                                                                ----------

                                                                $  673,259
                                                                ==========

Whitehall Enterprises, Inc. acknowledged that all assets owned by MBM are subject to a security issued by MBM to the Royal Bank of Canada as collateral for bank notes aggregating approximately $1,762,000.

The Company carries, as an asset, a $1,112,931 loan receivable from a public company, which, until November 30, 1998, was its ultimate parent. (See Note 10)

Hairbiotech, Inc.
On September 30, 1999, the Company acquired 100% of all the outstanding common stock of Hairbiotech, Inc., a Nevada corporation with three unique patents for hair growth and hair loss prevention technologies. Hairbiotech, Inc. is considered to be in the development stage. The purchase price is approximately $350,000, pending certain post-closing adjustments. The acquisition consists of $38,000 in cash; common stock of the Company, the value equivalent to $301,450, based on a five day trading at the time of issuance; 96,000 shares of restricted common stock, and 15,000 shares of common stock exchanged for services rendered by Campbell and Associates. As of the date of these financial statements, these shares have not been issued.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 13    ACQUISITION - continued

Hairbiotech, Inc.
The acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16. (APB No. 16). Accordingly, the Company allocated the purchase price of Hairbiotech, Inc. based on the fair value of the assets acquired, identified as intangible assets. The intangible assets include in-process research and development, and three patents for projects that have future alternative uses. These intangibles will be amortized over estimated useful lives of 15 years.

The estimated fair value of assets acquired, which is subject to further refinement consists of patents and research & development totaling $350,000.

As part of the acquisition agreement, the sellers will receive a total of 14% of the net profits of Hairbiotech, Inc., notwithstanding any remuneration they will receive from Hairbiotech, Inc. for their services. The Company is also committed to cover the overhead of Hairbiotech, Inc. amounting to $7,000.00 per month for a period not to exceed six months.

The Company had two agreements with the University of Miami Department of Medicine, related to research studies entitled: "Study of Chemically-Induced Alopecia and Hair Growth Stimulating Composition" and "Studies of Hair Growth Factor". The agreement commenced in 1996, and is for various times through May 2000. The agreement calls for financial support of $241,687 for the period 6/1/98 - 5/31/99, and $35,000 for the remaining period.


NOTE 14     SUBSEQUENT EVENTS

Long-Term Debt
--------------
On December 14, 1999, the term loan in the amount of $536,510 was repaid with the proceeds from the sale of plastic injection molding equipment. The Company leased back the equipment for a total amount of $681,570, at an interest rate of 9.35% per annum, repayable in 72 monthly installments of $12,627, including principal and interest.

Acquisitions
------------
C & M Oil Company, Inc.
On June 12, 1999, the Company signed a letter of intent to acquire C & M Oil Company, Inc., a Florida corporation. C & M Oil Company, Inc. operates a bulk lubricant and service station fuel and mobile on-site fueling business. As of the date of this report, there was no contract in force.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 14     SUBSEQUENT EVENTS- continued

Alternative Lending Group, Inc.
On December 22, 1999, the Company entered into an agreement to acquire Alternative Lending Group, Inc., an Illinois corporation that is engaged in the mortgage banking and brokerage business. The Company will acquire 100% of the shares of common stock of Alternative Lending Group, Inc. in exchange for $950,000 as working capital for Alternative Lending Group, Inc., and 8,000,000 shares of common stock equivalent to 4% of 200,000,000 shares. In the event that prior to one year to the date of closing, the amount of common stock of the Company exceeds 200,000,000 shares, a proportional adjustment shall be made to the seller.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                               SEPTEMBER 30, 1999
                            SUPPLEMENTAL INFORMATION

            INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL INFORMATION
            --------------------------------------------------------


To the Board of Directors and Stockholders of Whitehall Enterprises, Inc. and Subsidiaries
Miami, Florida

Our report on our audit of the basic financial statements of Whitehall Enterprises, Inc. and subsidiaries (formerly known as Total World Telecommunications, Inc.) for the year ended September 30, 1999 appears on page
2. That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The consolidated information is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations and cash flows of the individual companies, and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


SEWELL AND COMPANY, PA


Hollywood, Florida
December 29, 1999

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                FORMERLY KNOWN AS WORLD TELECOMMUNICATIONS, INC.
                     CONSOLIDATING BALANCE SHEET - UNAUDITED
                               SEPTEMBER 30, 1999

             ASSETS
                                                                     Whitehall       Hairbiotech          MBM           Consolidated
                                                                    September 30    September 30     September 30         Before
                                                                       1999             1999             1999           Eliminations
                                                                   -----------       -----------      -----------       ------------
Current Assets
    Cash                                                           $     2,264                        $      --         $     2,264
    Accounts Receivable                                                                                   577,477           577,477
    Inventories                                                                                           448,361           448,361
    Prepaid Expenses                                                    10,000                             63,949            73,949
                                                                   -----------       -----------      -----------       -----------
Total Current Assets                                                    12,264                          1,089,787         1,102,051
                                                                   -----------       -----------      -----------       -----------

Loans Receivable                                                          --                            1,608,853         1,608,853
Deferred Financing Costs                                                  --                              279,337           279,337
Property and Equipment                                                  53,620                          2,608,933         2,662,553
Less Accumulated Depreciation                                          (53,620)                        (2,088,751)       (2,142,371)
                                                                   -----------       -----------      -----------       -----------
      Property and Equipment - Net                                        --                              520,182           520,182
                                                                   -----------       -----------      -----------       -----------

Investments in MBM                                                     673,259                               --             673,259
Investment in Hairbiotech                                              350,000                               --             350,000


Other Assets
    Patents                                                                              350,000                            350,000
    Deposits                                                             1,166                               --               1,166
                                                                   -----------       -----------      -----------       -----------

TOTAL ASSETS                                                       $ 1,036,689       $   350,000      $ 3,498,159       $ 4,884,848
                                                                   ===========       ===========      ===========       ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Checks issued in excess of cash balance                        $      --                          $      --         $      --
    Current portion of long-term debt                                     --                              536,510           536,510
    Income taxes payable                                                  --                               30,413            30,413
    Notes payable - bank                                                  --                              525,624           525,624
    Accounts payable                                                    25,177                            970,408           995,585
                                                                   -----------       -----------      -----------       -----------
Total Current Liabilities                                               25,177                          2,062,955         2,088,132
                                                                   -----------       -----------      -----------       -----------

Deferred Income Taxes                                                     --                               67,757            67,757
Long-Term Debt                                                            --                              629,771           629,771
                                                                   -----------       -----------      -----------       -----------

Total Liabilities                                                       25,177                          2,760,483         2,785,660
                                                                   -----------       -----------      -----------       -----------

Stockholders' Equity
    Preferred stock, $.001 par value, 4,000,000
       shares authorized, issued and outstanding
       at September 30, 1999                                             4,000                               --               4,000
    Common stock, $.0001 par value, 200,000,000
       shares authorized, 124,900,000 shares issued
       and outstanding                                                  12,493            45,000              164            57,657
    Additional Paid-In Capital                                         998,653           305,000          659,509         1,963,162
    Retained Earnings (Accumulated Deficit)                             (3,634)                            78,003            74,369
                                                                   -----------       -----------      -----------       -----------

Total Stockholders' Equity                                           1,011,512           350,000          737,676         2,099,188
                                                                   -----------       -----------      -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 1,036,689       $   350,000      $ 3,498,159       $ 4,884,848
                                                                   ===========       ===========      ===========       ===========
[restubbed table]

                                                                                 Consolidated
                                                                                      After
                                                                  Eliminations   Eliminations
                                                                  ------------   -------------
Current Assets
    Cash                                                                           $     2,264
    Accounts Receivable                                                                577,477
    Inventories                                                                        448,361
    Prepaid Expenses                                                                    73,949
                                                                                   -----------
Total Current Assets                                                                 1,102,051
                                                                                   -----------

Loans Receivable                                                                     1,608,853
                                                                                   -----------
Deferred Financing Costs                                                               279,337
                                                                                   -----------
Property and Equipment                                                               2,662,553
Less Accumulated Depreciation                                                       (2,142,371)
                                                                                   -----------
      Property and Equipment - Net                                                     520,182
                                                                                   -----------

Investments in MBM                                              (673,259)                 --
Investment in Hairbiotech                                       (350,000)                 --

Other Assets
    Patents                                                                            350,000
    Deposits                                                                             1,166
                                                                                   -----------

TOTAL ASSETS                                                                       $ 3,861,589
                                                                                   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Checks issued in excess of cash balance
    Current portion of long-term debt                                                  536,510
    Income taxes payable                                                                30,413
    Notes payable - bank                                                               525,624
    Accounts payable                                                                   995,585
                                                                                   -----------
Total Current Liabilities                                                            2,088,132
                                                                                   -----------

Deferred Income Taxes                                            (13,586)               54,171
Long-Term Debt                                                                         629,771
                                                                                   -----------

Total Liabilities                                                                    2,772,074
                                                                                   -----------

Stockholders' Equity
    Preferred stock, $.001 par value, 4,000,000
       shares authorized, issued and outstanding
       at September 30, 1999                                                             4,000
    Common stock, $.0001 par value, 200,000,000
       shares authorized, 124,900,000 shares issued
       and outstanding                                           (45,164)               12,493
    Additional Paid-In Capital                                  (964,509)              998,653
    Retained Earnings (Accumulated Deficit)                                             74,369
                                                                                   -----------

Total Stockholders' Equity                                                           1,089,515
                                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 3,861,589
                                                                                   ===========

             See auditors' report and notes to financial statements.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS TOTAL WORLD TELECOMMUNICATIONS, INC.
                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED SEPTEMBER 30, 1999


                                                                                    Consolidated                        Consolidated
                                           Whitehall               MBM                 Before                              After
                                       September 30, 1999    September30, 1999      Eliminations       Eliminations     Eliminations
                                       ------------------    -----------------     -------------       ------------     ------------
Revenues from Operations
    Sales                                        --                 4,170,370           4,170,370                         4,170,370

Cost of  Sales                                   --                 3,282,274           3,282,274                         3,282,274
                                        -------------           -------------       -------------                     -------------

Gross Profit                                     --                   888,096             888,096                           888,096
Consulting fees                                88,067                    --                88,067        (88,607)              --
                                        -------------           -------------       -------------                     -------------
Total Operating Revenues                       88,067                 888,096             976,163                           888,096
                                        -------------           -------------       -------------                     -------------

Operating Expenses

    Sales, General and Administration          85,007                 712,290             797,297        (88,607)           709,230
    Depreciation                                6,693                 193,239             199,932                           199,932
                                        -------------           -------------       -------------                     -------------

Total Operating Expenses                       91,700                 905,529             997,229                           909,162
                                        -------------           -------------       -------------                     -------------

Net Loss from Operations                       (3,633)                (17,433)            (21,066)                          (21,066)
                                        -------------           -------------       -------------                     -------------

Unrealized income foreign transaction            --                     1,801               1,801                             1,801
Interest income - MBM                            --                   242,589             242,589                           242,589

Other Expense
    Interest Expense                             --                    95,839              95,839                            95,839
                                        -------------           -------------       -------------                     -------------

Income taxes
    Currently Payable                            --                    29,709              29,709                            29,709
    Deferred                                     --                    23,406              23,406                            23,406
                                        -------------           -------------       -------------                     -------------
                                                 --                    53,115              53,115                            53,115
                                        -------------           -------------       -------------                     -------------

Net Income (Loss)                       ($      3,633)          $      78,003       $      74,370                     $      72,568
                                        =============           =============       =============                     =============

Net Income (Loss) Per Common Share               --             $      325.01                                                0.0006
                                        =============           =============       =============                     =============

Number of Shares Used in Computation      124,900,000                     240         124,900,000                       124,900,000
                                        =============           =============       =============                     =============

             See auditors' report and notes to financial statements.


                                       WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                                  FORMERLY KNOWN AS TOTAL WORLD TELECOMMUNICATIONS, INC.
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                           FOR THE YEAR ENDED SEPTEMBER 30, 1999

                                                                                           Consolidated                Consolidated
                                                                Whitehall       MBM           Before                      After
                                                                  1999          1999       Eliminations  Eliminations  Eliminations
                                                              ------------   -----------   ------------  ------------  ------------
Cash flows from operating activities:
    Net income (loss)                                            $  (3,633)   $  78,003    $  74,370                    $  74,370

Adjustments to reconcile net income
  (loss) by operating activities:
       Depreciation                                                  6,693      132,345      139,038                      139,038
       Amortization of deferred costs                                            60,894       60,894                       60,894
       Income taxes                                                              23,407       23,407                       23,407
Change in assets and liabilities net of effects
  from purchase of MBM:
      Decrease in accounts receivable                                 --         (3,838)      (3,838)                      (3,838)
      (Increase) in inventory                                                   136,937      136,937                      136,937
      (Increase) in prepaid expenses                               (10,000)      23,230       13,230                       13,230
      (Increase) decrease in other assets                             (666)                     (666)                        (666)
      (Increase) decrease in income tax liabilities                              29,710       29,710                       29,710
      Increase (decrease) in accounts payable                       25,176       (7,682)      17,494                       17,494
                                                                 ---------    ---------    ---------                    ---------
      Total adjustments                                             21,203      395,003      416,206                      416,206
                                                                 ---------    ---------    ---------                    ---------
      Net cash provided by (used in)
           operating activities                                     17,570      473,006      490,576                      490,576
                                                                 ---------    ---------    ---------                    ---------

Cash flows from investing activities:
     Acquisition of intangible assets                              (38,000)        --        (38,000)                     (38,000)
     Acquisition of equipment                                         --        (71,210)     (71,210)                     (71,210)
                                                                 ---------    ---------    ---------                    ---------
     Net cash provided by (used in)
          investing activities                                     (38,000)     (71,210)    (109,210)                    (109,210)
                                                                 ---------    ---------    ---------                    ---------

Cash flows from financing activities:
    Net borrowings                                                    --        322,637      322,637                      322,637
    Increase in deferred costs                                                 (289,311)    (289,311)                    (289,311)
    Increase in loan receivable                                                (435,678)    (435,678)                    (435,678)
                                                                 ---------    ---------    ---------                    ---------
    Net cash provided by (used in) financing activities               --       (402,352)    (402,352)                    (402,352)
                                                                 ---------    ---------    ---------                    ---------

Net (decrease) in cash and cash equivalents                        (20,430)        (556)     (20,986)         556         (20,430)

Cash received in acquisition of MBM                                   --            556          556         (556)             --

Cash and cash equivalents - beginning of year                       22,695         --         22,695
                                                                 ---------    ---------    ---------                    ---------
                                                                                                                           22,695

Cash and cash equivalents - end of period                        $   2,265    $       0    $   2,695                    $   2,695
                                                                 =========    =========    =========                    =========

Supplemental disclosure of cash flow information:

    Cash paid during the year for interest expense               $    --      $  95,839    $  95,839                    $  95,839
                                                                 =========    =========    =========                    =========

             See auditors' report and notes to financial statements.