Form 10QSB
period 1999-12-31
WHITEHALL ENTERPRISES INC
filed 2000-02-23
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999
                                               -----------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _______________ to ____________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 124,900,000 shares as of December 31, 1999.

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.

                                      INDEX

PART I.      FINANCIAL INFORMATION
-------      ---------------------

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets - December 31, 1999 and September 30, 1999

                  Consolidated Statements of Operations -- Three Months Ended December 31, 1999 and 1998

                  Statements of Cash Flows -- Three Months Ended December 31, 1999 and 1998

                  Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.     OTHER INFORMATION
--------     -----------------

Item 1.           Legal Proceedings

Item 2.           Changes in Securities and Use of Proceeds

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Financial Statements, Pro Forma Financial Information and
                  Exhibits

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                     Consolidated Balance Sheet - Unaudited
                    December 31, 1999 and September 30, 1999

                                     ASSETS

                                                                                       UNAUDITED
                                                                                    DECEMBER 31, 1999      SEPTEMBER 30, 1999
                                                                                  --------------------    --------------------
Current Assets
    Cash                                                                                  $8,507             $     2,264
    Accounts receivable                                                               $  684,604                 577,477
    Inventories                                                                       $  391,613                 448,361
    Prepaid Expenses                                                                     100,429                  73,949
                                                                                      ----------             -----------
Total Current Assets                                                                   1,185,153               1,102,051
                                                                                      ----------             -----------
Loans Receivable                                                                       1,608,853               1,608,853
                                                                                      ----------             -----------
Deferred financing costs                                                                 386,444                 279,337
                                                                                      ----------             -----------
Property and Equipment                                                                   829,263               2,662,553
Less Accumulated Depreciation                                                           (120,609)             (2,142,371)
                                                                                      ----------             -----------
    Property and Equipment - Net                                                         708,654                 520,182
                                                                                      ----------             -----------
Other Assets
    Patents                                                                              350,000                 350,000
    Deposits                                                                               1,166                   1,166
                                                                                      ----------             -----------
TOTAL ASSETS                                                                          $4,240,270             $ 3,861,589
                                                                                      ==========             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
     Capiltal lease obligations - current portion                                         92,899                      --
     Current portion of long term debt                                                        --                 536,510
     Notes payable - bank                                                                385,676                 525,624
     Income taxes payable                                                                     --                  30,413
     Accounts payable                                                                  1,117,277                 995,586
                                                                                      ----------             -----------
Total Current Liabilities                                                              1,595,852               2,088,133
                                                                                      ----------             -----------
Deferred Income Taxes                                                                      8,277                   54171
Deferred gain on sale and leaseback transaction                                          176,380                      --
Capiltal leases - non current portion                                                    588,672                      --
Long Term Debt                                                                           770,696                 629,771
                                                                                      ----------             -----------
Total Liabilities                                                                      3,139,877               2,772,075
                                                                                      ----------             -----------
Shareholders' Equity
     Preferred stock, $.001 par value,
       4,000,000 million shares authorized, issued
       and outstanding                                                                     4,000                   4,000
     Common Stock, $.0001 par value,
       200,000,000 shares authorized, 124,900,000
       shares issued and outstanding                                                      12,493                  12,493
     Additional Paid In Capital                                                        1,481,653                 998,653
     Retained earnings                                                                  (397,753)                 74,368
                                                                                      ----------             -----------
Total Stockholders' Equity                                                             1,100,393               1,089,514
                                                                                      ----------             -----------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                             $4,240,270              $3,861,589
                                                                                      ==========              ==========

                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Operations - Unaudited
                For the Quarter Ended December 31, 1999 and 1998

                                                                                 December 31, 1999       December 31, 1998
                                                                                -------------------     -------------------
Revenues from Operations
     Sales                                                                          $  1,364,301            $    423,393

Cost of Sales                                                                          1,083,906                 330,866
                                                                                    ------------            ------------
Gross Profit                                                                             280,395                  92,527
Consulting Fees                                                                           40,000                      --
                                                                                    ------------            ------------
Total Operating Revenues                                                                 320,395                  92,527
                                                                                    ------------            ------------
Operating Expenses

     Sales, General and Administration                                                   714,474                  89,329
     Depreciation                                                                         34,582                  11,233
                                                                                    ------------            ------------
Total Operating Expenses                                                                 749,056                 100,562
                                                                                    ------------            ------------
Income (loss) from operations                                                           (428,661)                 (8,035)
                                                                                    ------------            ------------
Other Expenses
      Sundry Income                                                                          --                       --
      Interest expense                                                                  (43,460)                   5,581
                                                                                    -----------             ------------

Net Loss                                                                               ($472,120)               ($13,616)
                                                                                    ============            ============
Net Loss Per Common Share                                                                (0.0038)                (0.0001)
                                                                                    ============            ============
Number of Shares Used in Computation                                                 124,900,000             124,900,000
                                                                                    ============            ============


                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Cash Flows - Unaudited
                For the Quarter Ended December 31, 1999 and 1998

                                                                                   December 31, 1999       December 31, 1998
                                                                                 ---------------------   ---------------------
Cash flows form operating activities:

Net Loss                                                                               ($472,121)               ($13,615)

Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation                                                                          34,582                  11,233
    Deferred gain on sale and leaseback transaction                                      176,380
Change  in assets and liabilities
    (Increase) decrease in receivable                                                   (107,127)                (10,379)
    (Increase) decrease  inventory                                                        56,749                  58,779
    (Increase) decrease  in prepaid expenses                                              26,480                      --
    (Increase) decrease in loans reeceivable                                                  --                 (20,201)
    (Increase) decrease in other assets                                                 (160,067)                 86,442
    Increase (decrease) in accounts payable and accrued expenses                         121,692                (110,971)
    Stock options issued to officers, directors and others                               483,000                      --
    Increase (decrease) in income tax accounts                                           (76,307)                     --
                                                                                       ---------               ---------

    Total adjustments                                                                    555,382                  14,903
                                                                                       ---------               ---------

    Net cash provided (used) by operating activities                                     $83,261                  $1,288
                                                                                       ---------               ---------
Cash flows from investing activities
    Acquisition of property and equipment                                                     --                 (47,851)
    Proceeds from sales of property and equipment                                             --                 119,672
                                                                                       ---------               ---------
    Net cash provided (used) by investing activities                                          --               $  71,821
                                                                                       ---------               ---------
Cash flows from financing activities:
    Proceeds from issuance of debt                                                            --                  11,000
    Net activity in short term borrowings                                                (77,018)               (102,554)
                                                                                       ---------               ---------
    Net cash provided (used) by financing activities                                     (77,019)                (91,554)
                                                                                       ---------               ---------
Net increase (decrease) in cash and cash equivalents                                       6,243                 (18,445)

Cash and cash equivalents - beginning of year                                              2,264                  22,695
                                                                                       ---------               ---------

Cash and cash equivalents - end of period                                              $   8,507               $   4,249
                                                                                       =========               =========

                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (UNAUDITED)
                                December 31, 1999

(1)      GENERAL:
         --------

         The interim December 31, 1999 unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of financial position as of such date and earnings and cash flows for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and the Statements of Operations for the three months ended December 31, 1998 have been reclassified for comparative purposes. It is recommended that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.

        The consolidated financial statements of the Company include those accounts of Whitehall Enterprises, Inc., Hairbiotech, Inc. ("HBI"), a development stage biotechnology company, and Mega Blow Plastics Limited ("MBM"), a Canadian Plastics company. All significant intercompany transactions and balances have been eliminated in the consolidation. The acquisition of Mega Blow Plastics Limited was effective December 1, 1998. The acquisition of HBI was effective September 30, 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories
-----------

Inventories from Mega Blow Moulding, Limited, consisting of raw materials, packaging and skids, and finished goods, are valued at the lower of cost or market. Cost is determined by the first-in first-out method (FIFO) except for finished goods, which are accounted for on a retail method.

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

Patents
-------

Patents for hair growth and hair loss prevention technologies owned by HBI are recorded for their acquisition costs. Patents are amortized over their estimated useful lives, approximately 17 years.

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

Accounting Policies
-------------------

MBM's products are manufactured to specific customer orders and revenues are recognized when the products are shipped. Revenue is reduced for estimated customer returns and allowances.

Income Taxes
------------

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 109 Accounting for Income Taxes, requiring companies to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the consolidated financial statement carrying amounts and the tax basis of existing assets and liabilities. Pursuant to SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates. The Company adopted SFAS No. 109 in 1993.

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

In addition, at December 31, 1999, the Company had deposits with financial institutions, which were insured for up to $100,000 by the U.S. Federal Deposit Insurance Corporation. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

         The Plan had been approved by the Company's Board of Directors. In addition, Advantage Fund Limited, formerly known as GFL Advantage Fund Limited ("Advantage"), which held in excess of 90% of the unsecured claims against the Company, consented to the Plan as part of a settlement between the Company and Advantage.

         The Company's efforts resulted in (a) the Advantage Settlement Agreement, which was approved by the Bankruptcy Court, and (b) an agreement for the Company to acquire all of the stock of MBM, pursuant to which MBM became a wholly-owned operating subsidiary of the Company. On August 28, 1998, the Plan was confirmed by the Bankruptcy Court.

(3)     EARNINGS PER SHARE
        ------------------

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

         The numerator in calculating basic earnings per share is reported net income or (loss). The denominator is based on the following weighted-average number of common shares:


                             1999                         1998
                             ----                         ----
            Basic          124,927,647                 124,927,647

(4)     EQUITY TRANSACTIONS
        -------------------

        A summary of the stock is as follows:

        Common Stock - Authorized 200,000,000 shares, $.0001 par value per share. Issued and outstanding 124,927,647 shares of common stock.

        Preferred Stock - Authorized 4,000,000 shares of preferred stock at $.001 par value per share. The stock is outstanding as part of the purchase of MBM. On December 10, 1998, 4,000,000 shares of preferred stock with a par value of $.001 were conditionally issued under a stock purchase agreement between the Company and 1274328 Ontario. In exchange for these shares, the Company acquired 100% of the outstanding common stock of Mega Blow Moulding, Limited ("MBM"). There is a five (5) year restriction on the conversion of preferred shares to common shares pursuant to the Agreement.

        During July 1999, 1274328 Ontario issued to Luis Alvarez - CEO, an irrevocable option to purchase the 4 million preferred shares for $310,400.

        During October 1999 the Company's Board of Directors ratified management's previous decision to decrease the conversion rate of the authorized preferred stock. The rate in effect at the time of the meeting was 100 common shares for each share of preferred stock. The new authorized conversion rate is 27 shares of common stock per each share of preferred stock leaving control in the public's hands where it belongs, and thus not compromising the tax loss carryforward.

        During February 2000, the Company issued the preferred shares and is holding them during the "Exercise Period," subject to the Irrevocable Option Agreement between 1274328 Ontario, Inc. and Mr. Luis Alvarez. The "Exercise Period" expires July 30, 2001. Mr. Alvarez is free to exercise said options at any time prior to the expiration date.

        Stock options - During the October 1999 Board of Directors meeting, the Company approved the payment of fees to consultants, legal counsel and officers and directors in the form of stock options. The following summarizes the fees and the shares provided at a calculated price of $0.03 (consistent with the closing share price of October 22, 1999, the date of the Board meeting) and an exercise price of $0.30, expiring in five years. The Board deemed that using a calculated price of $0.03 was fair for remunerating the Board members for their efforts throughout the past years. However, with the best interests of both, the shareholders and the Company as the recipient of the options proceeds in mind, the Board set an exercise price of ten times the current price of $0.03 per share as of the date of the meeting to $0.30.

                               Option Shares                       Fees
                               -------------                       ----
        Officers                 18,000,000                    $ 260,000
        Directors                 2,200,000                       48,000
        Consultants               4,334,000                      130,000
        Legal counsel             1,500,000                       45,000
                                                                --------
        Total expenses paid
         with options                                          $ 463,000
                                                               =========

Stock options were recorded as additional paid in capital in accordance with SFAS No. 123.

(5)      LEGAL PROCEEDINGS:
         ------------------

         All legal proceedings were eliminated upon the certification of the Plan of Reorganization by the Bankruptcy Court.

(6)      PROPERTY AND EQUIPMENT:
         -----------------------

        Property and equipment at December 31, 1999 and September 30, 1999 consisted of the following:

                                                   December 31     September 30
                                                      1999             1999
                                                      ----             ----

          Furniture and fixtures                 $   143,751        $   143,751
          Machinery and equipment                    681,570          2,514,860
          Leasehold improvement                        3,942              3,942
                                                 -----------        -----------

                                                     829,263          2,662,553

          Less: accumulated depreciation            (120,609)        (2,142,371)
                                                 -----------        -----------
          Total                                  $   708,654        $   520,182
                                                 ===========        ===========

Depreciation expense for the three months ended December 31, 1999 and 1998 was $3,194 and $11,233, respectively.

(7)      INVENTORY:
         ----------

At December 31, 1999 and September 30, 1999, inventory was as follows:

                                                   December 31     September 30
                                                      1999             1999
                                                      ----             ----

           Raw materials                           $128,171         $134,871
           Packing and skids                         30,277           23,062
           Finished goods                           233,165          290,428
                                                   --------         --------
                                                   $391,613         $448,361
                                                   ========         ========

(8)     LOAN RECEIVABLE:
        ----------------

        The loan receivable is due on demand and bears an interest rate varying from 6.72% - bank prime plus 2%. The loan is secured by property with a market value of approximately $5,000,000. (See Note 14: Measurement Uncertainty).

(9)      BANK INDEBTEDNESS:
         ------------------

The bank indebtedness includes operating loans, due on demand, of $385,676 ($402,126 as of September 30, 1999). The operating loans bear interest at rates varying from prime + 1.25% to prime +1.75%. The bank indebtedness is secured by a registered general assignment of book debts and a general security agreement, a guarantee and postponement of claim in the amount of $1,465,376 by 129 Ontario, assignment of all shares of the company, postponement and assignment of all shareholder debt and an assignment of Keyman insurance. As further explained in Note 11, the bank indebtedness was refinanced with the proceeds of a capital lease on manufacturing equipment.

MBM had violated certain covenants with respect to the operating loans. While the bank has been advised of this, they have not expressly waived the conditions.

(10)     LONG TERM DEBT:
         ---------------

At December 31, 1999 and September 30, 1999, long-term debt consisted of the following:

                                                   December 31     September 30
                                                      1999             1999
                                                      ----             ----

         Term loans (See Note 16)                      --           $  536,510
         Note payable with an interest rate of 12% per annum; monthly interest consisting of interest only; principal amount maturing
         October 1, 2004.

                                                    770,696            629,771
                                                  ---------         ----------
                                                    770,696          1,166,281
         Less current portion                          --             (536,510)
                                                  ---------         ----------
                                                  $ 770,696         $  629,771
                                                  =========         ==========

Interest expense for the three months ended December 31, 1999 and 1998 was $43,460 and $8,404, respectively.

(11)     CAPITAL LEASE OBLIGATIONS:
         --------------------------

On December 14, 1999, the term loan in the amount of $536,510 was repaid with the proceeds from the sale of plastic injection molding equipment. MBM leased back the equipment for a total amount of $681,570, at an interest rate of 9.35% per annum, repayable in 72 monthly installments of $12,627, including principal and interest. At December 31, 1999 capital lease obligations consisted of the following:

                                                            December 31
                                                               1999
                                                               ----

           Total proceeds from capital leases               $ 681,570
           Current portion                                     92,898
                                                            ---------
           Non current portion                              $ 588,672
                                                            =========

(12)     LEASE COMMITMENTS:
         ------------------

The minimum rentals payable under long-term operating leases, expiring December 31, 2003, exclusive of certain operating costs for which the Company is responsible, are approximately $147,735 annually.

(13)     RELATED PARTY TRANSACTIONS:
         ---------------------------

Pursuant to the Amended Plan of Reorganization (see Note 2), the bank indebtedness and the long-term debt are guaranteed by 129 Ontario and a beneficial shareholder of 129 Ontario.

(14)     MEASUREMENT UNCERTAINTY:
         ------------------------

MBM carries, as an asset, a loan receivable in the amount of $1,608,853. While management of MBM does not believe the carrying value has been impaired, there is uncertainty as to the final realization of this amount.

(15)     UNCERTAINTY DUE TO YEAR 2000 ISSUE:
         -----------------------------------

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

(16)     INCOME TAXES:
         -------------

        The Company reduced taxable income for the year ended September 30, 1999, by applying federal net operating losses to pre-tax income, reducing taxable income by $71,249,531. These losses were carried forward from prior years.

        The Company has a remaining federal net operating loss carry forward of $71,650,735, of which $71,249,531 expires in 2014, and $401,204 expires in 2017.

(17)     SIGNIFICANT SUBSEQUENT EVENTS:
         ------------------------------

         The Alternative Lending Group Acquisition
         -----------------------------------------

         The Company recently entered into an agreement to purchase 100% of the common stock of Alternative Lending Group ("ALG") and all its related assets. Alternative Lending Group, Inc., is an Illinois corporation that is engaged in the mortgage banking and brokerage business. The Company acquired 100% of the shares of common stock of Alternative Lending Group, Inc. in exchange for $950,000 of working capital for Alternative Lending Group, Inc., and 8,000,000 shares of common stock equivalent to 4% of 200,000,000 shares. In the event that prior to one year to the date of closing, the amount of authorized common shares of the Company exceed the 200,000,000 authorized shares, a proportional adjustment shall be made to compensate the seller for the difference. The transaction was closed on January 22, 2000. The acquisition of ALG will be accounted for as a stock purchase under Accounting Principles Board Opinion No. 16.

        The C & M Oil Company, Inc. Acquisition
        ---------------------------------------

        On June 12, 1999, the Company signed a letter of intent to acquire C & M Oil Company, Inc., ("CMO") a Florida corporation. CMO is a bulk lubricant and service station fuel and mobile on-site fueling business. On February 17, 2000, the Company and CMO executed a stock purchase agreement for 100% of the shares of CMO. The Company deposited $138,750 with its escrow agent pursuant to the terms of the stock purchase agreement. The closing is to take place within 60 days subject to CITGO's approval.

        Sale of MBM
        -----------

        The Company is currently negotiating an agreement to sell its ownership interest in MBM. The proceeds from the sale will be utilized to meet the cash flow necessary to finance the acquisition of CMO. The following conditions were considered in moving forward with the decision to sell MBM.

          o 129 Ontario's failure to comply with its responsibilities as delineated by an agreement between the Company and 129 Ontario.

          o The sale of MBM will provide sufficient cash to acquire CMO, a business with approximately 3 times the sales of MBM and located within the Company's geographical area. Proceeds from the sale of MBM will leave a significant surplus of equity after the acquisition commitments of CMO are funded.

          o The uncertainty about the immediate collection of loans receivable discussed in Notes 8 and 14.

          o The Company's immediate need to receive cash to close its acquisition of CMO without any further dilution of common shareholders at the current stock prices. Whereas alternative financing commitments for the CMO acquisition are in place, the dilution results are not in the shareholders best interest.

          o After one year of experience with the overview of MBM, management of the Company concluded that the operations of MBM are not sufficiently compatible and synergetic with HBI, ALG and CMO.

          o The offers received for the sale of MBM far outweigh any benefits to be derived from its retention.

                                    * * * * *

Audited financial statements for the companies acquired or to be acquired along with pro forma consolidated financial statements for the Company and the acquired subsidiaries will be presented as soon as the information is available from ALG and CMO, approximately within 45 days of this report.

Information relative to the disposal of MBM will be presented in an 8K immediately after documents for the sale are signed.

Issuance of Preferred Stock Options
-----------------------------------

        During July 1999, 1274328 Ontario issued to Luis Alvarez - CEO, an irrevocable option to purchase the 4 million preferred shares for $310,400.

        During October 1999 the Company's Board of Directors ratified management's previous decision to decrease the conversion rate of the authorized preferred stock. The rate in effect at the time of the meeting was 100 common shares for each share of preferred stock. The new authorized conversion rate is 27 shares of common stock per each share of preferred stock leaving control in the public's hands where it belongs, and thus not compromising the tax loss carryforward.

        During February 2000, the Company issued the preferred shares and is holding them during the "Exercise Period," subject to the Irrevocable Option Agreement between 1274328 Ontario, Inc. and Mr. Luis Alvarez. The "Exercise Period" expires July 30, 2001. Mr. Alvarez is free to exercise said options at any time prior to the expiration date.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS
-----------------------------------------------------------

PLAN OF OPERATIONS
------------------

         During the year ended September 30, 1999, the Company focused its resources in the effort to successfully carry out the objectives approved by the Bankruptcy Court in the Company's Chapter XI Bankruptcy Reorganization Plan. For fiscal year 1999-2000 the Company's objectives for growth are as follows:

         The most important goal was to oversee the operations of MBM, which was the Company's only operating subsidiary during the quarter ended December 31, 1999. The Company evaluated in the course of the prior year whether the operations of MBM were sufficiently compatible and synergetic with planned acquisition candidates. Management determined that these operations were not complementary, and is currently negotiating the sale or other disposition of MBM and its operations.

         The Company's plan for growth during the prior fiscal year included the acquisitions of MBM and Hairbiotech. The details of these acquisitions were discussed in "Recent Developments" in Part I, Item 1 of Form 10-KSB for the year ended September 30, 1999. Results of operations of MBM are discussed below.

         HBI will continue its research and development relative to the prevention of hair loss in conjunction with the University of Miami School of Medicine. The Company and HBI are currently negotiating with multinational industry leaders for the funding of clinical trials and ongoing research.

         The Company expects that upon execution of an Option Agreement, a leading pharmaceutical company will be responsible for funding 100% of Hairbiotech's human clinical trials and ongoing research, as well as supplying adequate bulk topical compound needed to complete the study. The term of the study will commence within 30 days of the FDA's acceptance of the application. Per the agreement, Hairbiotech is not required to pay for any of the research or costs associated with the product. The pharmaceutical company will furnish Hairbiotech with $1,200,000 in milestone payments. In exchange for the pharmaceutical company's patronage, Hairbiotech will grant it an option to acquire an exclusive worldwide license to the patent and all applications of the study. The pharmaceutical company will utilize its resources to manufacture, market and sell the product(s) and submit associated reports to Hairbiotech. Upon commercialization, the pharmaceutical company is obligated to document sales of the product(s) and submit royalty payments to Hairbiotech.

         To achieve this growth and obtain the necessary working capital, the Company will require additional funding. The Company has received preliminary commitments from investors to arrange for future funding of acquisitions. However, the Company does not want to further dilute the ownership interest of the common shareholders. Additionally, the imminent collection of loans receivable as part of the MBM Stock Purchase Agreement approved by the Bankruptcy Court was expected to provide cash and capital for other acquisitions. While the Company has reason to expect the completion of these arrangements in the near future, no assurances can be given that such funds will be available.

         Because of the Company's vision relative to shareholders control and the uncertainty relative to MBM loans, the Company is currently negotiating the sale or other disposition of MBM and its operations to meet future cash flow requirements.

         The Company recently closed an agreement to purchase 100% of the common stock of Alternative Lending Group ("ALG") and all its related assets. The Board of Directors is currently studying several other acquisitions and specifically, negotiating with the principals of CMO.

The Alternative Lending Group Acquisition
-----------------------------------------

         The Company recently closed an agreement to purchase 100% of the common stock of Alternative Lending Group ("ALG") and all its related assets.

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

         With the launch of its website, Alternativelending.com, ALG plans to increase its market focus from nine states to nationwide, during the next 12 months. Alternativelending.com intends to become the place to shop online for a home loan. ALG will continue its Internet marketing strategy direct to customers and will compete directly with current online leaders E-loan and Mortgage.com to provide a low cost mortgage option to all customers regardless of credit history.

         Alternativelending.com allows customers to find a product, choose the rate and costs they want, and apply for a loan, all in about 10 minutes...and from the comfort of their home computer. This feature allows ALG to have more control over its Internet Online Mortgage loans, since they make the determination to approve the customer or supply them with alternative loan products to meet their needs. With other sites, those customers will simply be approved or denied.

         ALG is now a mortgage bank and will have more flexibility with pricing, underwriting, closing times/locations and customer communication. ALG will continue to provide more hands-on service to customers who request it, through its traditional offices located in the Midwest and Southwest regions.

         With the addition of ALG's Wholesale Division, the company will not only be marketing its Internet Online Mortgages, but also its mortgage banking services to other mortgage brokers. The Wholesale Division has allowed ALG to make every loan more profitable, thus allowing improved customer service and more competitive rates, costs and closing times.

The C & M Oil Company Acquisition
---------------------------------

         Whitehall recently executed a stock purchase agreement to purchase 100% of the common stock of C & M Oil Company, Inc. ("CMO") and all its related assets.

         CMO has been a South Florida distributor of gasoline and oil related products branded by CITGO. CMO operates under an agreement with CITGO supplying several CITGO gasoline stations, as well as government and local and national businesses with truck fleets in South Florida.

         CMO has grown its sales from $6 million in 1990 to over $12 million in 1998 and $15 million in 1999. CMO's growth in its customer base has been steady, especially if we account for a very steady price in gasoline and oil products until the third quarter of 1999. The Company's marketing efforts have been in expanding its service based revenues. These services consist of maintaining truck fleets of governmental entities and local and national carriers operational on a daily basis. This type of service provides CMO with a higher profit margin than sales of gasoline to gas stations. CMO is the only distributor providing this service in South Florida.

         As a commitment to the management of CMO, the Company will provide working capital to aggressively pursue the distribution of gasoline to gas stations. With the recent mergers of Mobil-Exxon, and Amoco-BP Oil, the South Florida market presents a great opportunity for signing up gasoline stations that lose their brand because of the mergers. CMO can also enter into joint venture agreements with individuals willing to operate CMO owned gasoline stations. Furthermore, CITGO's distribution agreement with CMO is not limited to South Florida. This represents an unlimited growth potential consistent with ALG's plans for national expansion.

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

         Revenues from sales for the three month period ended December 31, 1999, were $1,364,301 representing a steady monthly performance since the acquisition of MBM in November 30, 1998. MBM sales for the one month period ended December 31, 1998 were $423,393 representing a small increase on the monthly average for the periods compared. Corresponding cost of sales for the same three and one month periods ended in December 31, 1999 and 1998 were $1,083,905 and $330,886. The gross margin for the three month period ended December 31, 1999 was 20.56%, compared to 21.3% for the year ended September 30, 1999 and 21.85% for the month ended December 31, 1998.

         General and administrative expenses, exclusive of stock options of $463,000 issued to directors and non employees for services rendered, amounted to $251,474 or 17% of sales for the three month period ended on December 31, 1999. This amount is comparable to $89,329 and 21% for the month ended December 31, 1998. Total general and administrative expenses for the three months ended December 31, 1999 were $714,474.

         Improvements in results of operations is due from management's emphasis in attaining greater profitability through cost cutting measures in the subsidiary's operating methods.

         Interest expense of $43,460 incurred in MBM was paid on loans due to the Royal Bank of Canada during the period ended December 31, 1999.

         The Company's consolidated net loss for the three months ended December 31, 1999 amounted to $(472,120) compared to net loss of $(13,615) for the preceding one month period of operations ended December 31, 1998. Net losses exclusive of expenses paid through stock options issued to directors and non employees for services rendered aggregating $463,000, would become net income approximating $10,880 for the three month period.

         During the October 22, 1999 Board of Directors Meeting, Luis Alvarez, CEO, introduced a discussion regarding his initial commitment to the Board when he set forth the challenge they would be faced with and their acceptance of their positions as directors, in September of 1997, to be compensated within two years. The following options for shares were approved unanimously by the Board of Directors as follows:

        (1) Each of the directors were issued options to purchase 200,000 shares of Common Stock at an exercise price of $0.30 per share ("computed at $0.03 which is consistent with the closing share price of October 22, 1999, the day of the Board Meeting"), expiring in five years. The Board deemed that using a calculated price of $0.03 was fair for remunerating the Board members efforts throughout the past years. However, with the best interests of the shareholders as a guide, the Board set an exercise price of ten times the current $0.03 share price ($0.30) as of the date of the meeting. This amount would be received for each of the fiscal years ended September 30, 1998 and 1999 and would receive an additional 200,000 shares for fiscal year 2000. Joe Lebovics will receive 200,000 shares having only served as Director during the 1998 fiscal year. Ms. Mary Lou Foy, in consideration for services to be rendered in the 2000 fiscal year will receive 200,000 shares of Common Stock. Mr. Alvarez will not receive any shares for his seat on the Board.

         (2) Carlos Trueba, CPA, was owed and due $65,000 for services rendered during the last several fiscal years. Mr. Trueba, in lieu of cash, was issued options to purchase 2,167,000 shares of Common Stock at an exercise price of $0.30 per share expiring in five years. Services rendered included, but were not necessarily limited to, the preparation of all financial documents for the Company e.g. SEC FILINGS, Quarterly Reports, Annual Reports and Federal and State Income Tax Reports, reviewing all financial documents of prospective business acquisitions, that the Company considers. Mr. Trueba also prepared valuations of potential acquisitions when necessary. During reorganization and bankruptcy procedures of the former company, Total World Telecommunications, he performed all financial reviews and analysis necessary for the court proceedings.

         (3) Atlas, Pearlman, Trop & Borkson, PA, was owed and due $45,000 for legal services rendered for the last several fiscal years. In consideration for their services the firm agreed to receive options to purchase 1,500,000 shares of common stock at an exercise price of $0.30 per share expiring in five years. The Firm, has served as securities and transactional counsel for the Company since September 1997. Upon request by Mr. Alvarez, they assisted the Company with all matters of legal advice and review and preparation of numerous legal documents relevant to acquisitions and proposed acquisitions.

         (4) Mr. Leslie Miller was owed and due $20,000 retainer for consulting services rendered and for future services to be rendered on behalf of the Company during the 2000 fiscal year. Mr. Miller, in lieu of cash, shall be issued options to purchase 670,000 shares of Common Stock at an exercise price of $0.30 per share expiring in five years. The activities surrounding these services center on his accessibility to decision makers in the pharmaceutical and cosmetic industries. These particular efforts have been of invaluable service to HBI. Mr. Miller reports directly to Mr. Alvarez on the progress of his efforts and all other acquisition engagements.

         (5) Mr. Vincent Landis, in consideration for services rendered during the last several fiscal years was owed and due $45,000.00. Mr. Landis, in lieu of cash, will be issued options to purchase 1,500,000 shares of Common Stock at an excise price of $0.30 per share expiring in five years. Mr. Landis has worked in close relationship with Mr. Alvarez during the takeover, bankruptcy procedures, and reorganization, attending all court hearings and relevant meetings during that time. He assists Mr. Alvarez in the review and investigation of written materials on proposed acquisitions and makes on site inspections of proposed companies facilities. He attends and assists at negotiation meetings relevant to proposed companies for acquisitions.

         (6) Mr. Luis Alvarez, in consideration for services rendered during the last several fiscal years has been issued options to purchase 18,000,000 shares of Common Stock at an exercise price of $0.30 per share expiring in 5 years. These shares were based on Mr. Alvarez only accepting a one-year salary of $260,000 for his services since July 1997. Prior to the Board of Directors approving, a lengthy discussion ensued as to the enormous amount of time, work, effort, personal and monetary sacrifice expended by Mr. Alvarez, without any compensation by the Company, from the time of takeover, bankruptcy procedures, reorganization, SEC compliance, trading and acquisitions. The Board concurred that if it was not for Mr. Alvarez' foresight, tenacity and negotiating abilities the former company (Total World Telecommunications) would have never emerged from bankruptcy proceedings. When the former company was forced into Involuntary Chapter Seven Bankruptcy everyone involved with that company (management, board of directors, and creditors) considered this to be the only option. Mr. Alvarez worked diligently with all creditors, private investors and attorneys to come up with a viable reorganization plan. Mr. Alvarez had a strong commitment to two central elements of this plan. One, the plan would insure equity in the reorganized company for its thousands of common shareholders, and two, place the new company in a position to maintain a $71,000,000 plus tax loss carryforward. Due to Mr. Alvarez' efforts, the Company made the acquisitions necessary for this to come to fruition. Additionally, he has made several more acquisitions and now the Company is a viable entity. At present, Mr. Alvarez is working closely with the Company's Board of Directors on several more acquisitions.

OPTION EXERCISES AND VALUES AT YEAR END
---------------------------------------

The following table summarizes the options awarded during the year. The options are exercisable at $0.30 per share for a five year period (computed based on $0.03 which was consistent with the closing price per share on October 22, 1999, the day of the Board Meeting).

               Aggregated Option/SAR Exercises in Last Fiscal Year
               ---------------------------------------------------
                          and FY-End Option/SAR Values
                          ----------------------------

                                                                                     Value of
                                                                    Number of       Unexercised
                                                                    Unexercised    In-the-Money
                                                                    Option/SARs     Option/SARs
                                                                    at FY-End (#)    at FY-End
                              Shares
                              Acquired on         Value             Exercisable/     Exercisable
         Name                 Exercise (#)        Realized          Unexercisable    Unexercisable
         ----                 ------------        --------          -------------    -------------
Joe Lebovics                      -                   -                  200,000          -0-
Mary Lou Foy                      -                   -                  200,000          -0-
Carlos M. Trueba                  -                   -                  600,000          -0-
Rodriguez, Trueba & Co.           -                   -                2,167,000          -0-
Atlas, Pearlman, Trop
  & Borkson, PA                   -                   -                1,500,000          -0-
Leslie Miller                     -                   -                1,267,000          -0-
Vincent Landis                    -                   -                2,100,000          -0-
Luis Alvarez                      -                   -               18,000,000          -0-
                                                                      ----------
                                                                      26,034,000
                                                                      ==========

Except for the options presented above, the following table sets forth Common Stock ownership as of December 31, 1999 and through the date of this report with respect to (i) each person known to the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 801 Brickell Avenue, 9th Floor, Miami, Florida, 33131. Information with respect to the percent of class is based on 124,927,647 shares of the Company's Common Stock issued and outstanding at December 31, 1999.

                                                        Shares
                                                      Beneficially     Percent
                 Name                                   Owned (1)      of Class
                 ----                                 ------------     --------
        Luis Alvarez                                       0              0
        Mary Lou Foy                                       0              0
        Carlos M. Trueba                                   0              0
        Vince Landis                                       0              0
        Leslie Miller                                      0              0
        All executive officers and
        Directors as a group (5 persons)                   0              0

        During October 1999, the Company's Board of Directors ratified management's previous decision to decrease the conversion rate of the authorized preferred stock. The rate in effect at the time of the meeting was 100 common shares for each share of preferred stock. The new authorized conversion rate is 27 shares of common stock per each share of preferred stock leaving control in the public's hands where it belongs, and thus not compromising the tax loss carryforward.

PART II.

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         For information concerning current litigation regarding the Company, see Note 5 in the Notes to Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None

ITEM 5.  OTHER INFORMATION
         -----------------

         SIGNIFICANT SUBSEQUENT EVENTS:
         ------------------------------

         The Alternative Lending Group Acquisition
         -----------------------------------------

         The Company recently entered into an agreement to purchase 100% of the common stock of Alternative Lending Group ("ALG") and all its related assets. Alternative Lending Group, Inc., is an Illinois corporation that is engaged in the mortgage banking and brokerage business. The Company acquired 100% of the shares of common stock of Alternative Lending Group, Inc. in exchange for $950,000 of working capital for Alternative Lending Group, Inc., and 8,000,000 shares of common stock equivalent to 4% of 200,000,000 shares. In the event that prior to one year to the date of closing, the amount of authorized common shares of the Company exceed the 200,000,000 authorized shares, a proportional adjustment shall be made to compensate the seller for the difference. The transaction was closed on January 22, 2000. The acquisition of ALG will be accounted for as a stock purchase under Accounting Principles Board Opinion No. 16.

         The C & M Oil Company, Inc. Acquisition
         ---------------------------------------

         On June 12, 1999, the Company signed a letter of intent to acquire C & M Oil Company, Inc., ("CMO") a Florida corporation. CMO is a bulk lubricant and service station fuel and mobile on-site fueling business. On February 17, 2000, the Company and CMO executed a stock purchase agreement for 100% of the shares of CMO. The Company deposited $138,750 with its escrow agent pursuant to the terms of the stock purchase agreement. The closing is to take place within 60 days subject to CITGO's approval.

         Sale of MBM
         -----------

         The Company is currently negotiating an agreement to sell its ownership interest in MBM. The proceeds from the sale will be utilized to meet the cash flow necessary to finance the acquisition of CMO. The following conditions were considered in moving forward with the decision to sell MBM:

         o MBM management's failure to comply with its responsibilities as delineated by an agreement between the Company and MBM management.

         o The sale of MBM will provide sufficient cash to acquire CMO, a business with approximately 3 times the sales of MBM and located within the Company's geographical area. Proceeds from the sale of MBM will leave a significant surplus of equity after the acquisition commitments of CMO are funded.

         o The uncertainty about the immediate collection of loans receivable discussed in Notes 8 and 14.

         o The Company's immediate need to receive cash to close its acquisition of CMO without any further dilution of common shareholders at the current stock prices. Whereas alternative financing commitments for the CMO acquisition are in place. The dilution results are not in the shareholders' best interest.

         o After one year of experience with the overview of MBM, management of the Company concluded that the operations of MBM are not sufficiently compatible and synergetic with HBI, ALG and CMO.

         o The offers received for the sale of MBM far outweigh any benefits to be derived from its retention.

                                    * * * * *

         Audited financial statements for the companies acquired or to be acquired along with pro forma consolidated financial statements for the Company and the acquired subsidiaries will be presented as soon as the information is available from ALG and CMO, approximately within 45 days of this report.

         Information relative to the disposal of MBM will be presented in an 8K immediately after documents for the sale are signed.

         Issuance of Preferred Stock Options
         -----------------------------------

         During July 1999, 1274328 Ontario issued to Luis Alvarez - CEO, an irrevocable option to purchase the 4 million preferred shares for $310,400.

         During October 1999 the Company's Board of Directors ratified management's previous decision to decrease the conversion rate of the authorized preferred stock. The rate in effect at the time of the meeting was 100 common shares for each share of preferred stock. The new authorized conversion rate is 27 shares of common stock per each share of preferred stock leaving control in the public's hands where it belongs, and thus not compromising the tax loss carryforward.

         During February 2000, the Company issued the preferred shares and is holding them during the "Exercise Period," subject to the Irrevocable Option Agreement between 1274328 Ontario, Inc. and Mr. Luis Alvarez. The "Exercise Period" expires July 30, 2001. Mr. Alvarez is free to exercise said options at any time prior to the expiration date.

         On August 11, 1999 the Company's common stock was listed for inclusion in the OTC Bulletin Board and continues to utilize the symbol "WTHL".

ITEM 6.  FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS
         ------------------------------------------------------------------

    (a)  See Exhibit 1.

         Audited financial statements of ALG as of and for the year ended December 31, 1999 and 1998 will be provided in Form 8K within 45 days of the issuance of this Form 10-QSB.

         Pro-forma combined financial data of the Company and ALG will be provided in Form 8K within 45 days of the issuance of this Form 10-QSB.

         Details of the sale of MBM and the acquisition of CMO will be available through an 8K as soon as the transaction is closed.

      (b) The Company filed Form 8K reports dated February 10, 1999, May 10, 1999 and June 16, 1999.

      (c)  Exhibits

       Exhibit
       Number              Description of Exhibit                 Filing status

 1.    (10.48)             Stock Purchase Agreement for the purchase of all
                           issued and outstanding shares of ALG from Jeffrey
                           Mertz Jr.

                                                                Filed hereinwith

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

                                      WHITEHALL ENTERPRISES, INC.
                                      FORMERLY KNOWN AS
                                      TOTAL WORLD TELECOMMUNICATIONS, INC.

                                            (Registrant)

Date:  February 22, 2000               By: /s/ Luis Alvarez
                                           --------------------------------
                                           Luis Alvarez, President