Form 10QSB
period 2000-03-31
WHITEHALL ENTERPRISES INC
filed 2000-05-19
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended   March 31, 2000
                                 --------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

Commission File Number    0-20922
                       ----------


                           WHITEHALL ENTERPRISES, INC.
               -------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                Delaware                              75-2274730
    (State or jurisdiction of                       (IRS Employer
  incorporation or organization)                  Identification No.)


              801 Brickell Avenue, 9th Floor, Miami, Florida 33131
                    (Address of principal executive offices)

                                 (904) 409-0200
                              -------------------
                          (Issuer's telephone number)

 ______________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements in the past 90 days.

                                 Yes [X]       No   [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes [X]       No   [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 135,025,000 shares as of March 31, 2000.

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION
Item 1.                             Financial Statements (unaudited)

                                    Consolidated Balance Sheets - March 31,  2000 and September 30, 1999

                                    Consolidated  Statements  of  Operations  -- Six and Three Months Ended
                                    March 31, 2000 and 1999

                                    Statements  of Cash Flows -- Six and Three  Months Ended March 31, 2000
                                    and 1999

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

Item 3.                             Defaults Upon Senior Securities

Item 4.                             Submission of Matters to a Vote of Security Holders

Item 5.                             Other Information

Item 6.                             Financial Statements, Pro Forma Financial Information and Exhibits

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                     Consilidated Balance Sheet - Unaudited
                      March 31, 2000 and September 30, 1999


                                     ASSETS
                                                                       Unaudited
                                                           March 31, 2000  September 30, 1999
                                                           --------------  ------------------
Current Assets
  Cash                                                       $   142,575       $     2,264
  Accounts receivable                                            728,664           577,477
  Inventories                                                    447,231           448,361
  Prepaid Expenses                                               217,387            73,949
                                                             -----------       -----------
Total Current Assets                                           1,535,857         1,102,051
                                                             -----------       -----------

Loans Receivable                                               2,787,518         1,608,853
                                                             -----------       -----------

Deferred Financing Costs                                         449,462           279,337
                                                             -----------       -----------

Property and Equipment                                         1,044,327         2,662,553
Less Accumulated Depreciation                                   (249,065)       (2,142,371)
                                                             -----------       -----------
  Property and Equipment - Net                                   795,262           520,182
                                                             -----------       -----------

Investments in MBM                                                     0                 0
Investments in Alternative Lending                                     0                 0
Investments in Direct Financing llc                                    0                 0
Investment in Hairbiotech                                              0                 0

Other Assets
  Patents                                                         350000            350000
  Goodwill                                                        687621                 0
  Deposits                                                        10,736             1,166
                                                             -----------       -----------

TOTAL ASSETS                                                 $ 6,616,456       $ 3,861,589
                                                             ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
  Capital lease obligations - current portion                 103405.027                 0
  Current portion of long term debt                                    0           536,510
  Notes payable - bank                                     1608811.64117           525,624
  Income taxes payable                                               739            30,413
  Accounts payable                                         1169149.93706           995,586
                                                             -----------       -----------

Total Current Liabilities                                      2,882,106         2,088,133
                                                             -----------       -----------

Deferred income taxes                                        45135.84459            54,171
Deferred gain on sale and leaseback transaction             168475.12005                 0
Capital leases - non current portion                        618473.88277                 0
Long Term Debt                                                   754,599           629,771
                                                             -----------       -----------

Total Liabilities                                              4,468,789         2,772,075
                                                             -----------       -----------

Shareholders' Equity
  Preferred stock, $.001  par value,
    4,000,000 million shares authorized, issued
    and outstanding at December 31, 1999                           4,000             4,000
  Common Stock, $.0001 par value,
    200,000,000 shares authorized, 135,025,000
    shares issued and outstanding                                 13,506            12,493
  Additional Paid In Capital                                   2,776,890           998,653
  Retained earnings (deficit)                                   (646,730)           74,368
                                                             -----------       -----------

Total Stockholders' Equity                                     2,147,666         1,089,514
                                                             -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $ 6,616,456       $ 3,861,589
                                                             ===========       ===========

                       See Notes to Financial Statements.
                                        3

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Operations - Unaudited
        For the Six Months and Three Months Ended March 31, 2000 and 1999

                                     For the Six Months     For the Quarter      For the Six Months     For the Quarter Ended
                                    Ended March 31, 2000  Ended March 31, 2000  Ended March 31, 1999         March 31, 1999
                                    --------------------  --------------------  --------------------         --------------
Revenues from Operations
Sales                                  $   2,714,778        $   1,350,477          $   1,819,257             $   1,395,864

Cost of Sales                              2,105,509            1,021,603              1,382,152                 1,022,498
                                       -------------        -------------          -------------             -------------

Gross Profit                                 609,269              328,874                437,105                   373,366

Commissions on loan origination fees         492,153              452,153
                                       -------------        -------------          -------------             -------------

Total operating revenues                   1,101,422              781,027                437,105                   373,366
                                       -------------        -------------          -------------             -------------

Operating expenses
  Sales, General and Administration        1,669,218              954,744                343,688                   254,017
  Depreciation                                72,082               37,500                 44,930                    39,675
                                       -------------        -------------          -------------             -------------

Total Operating Expenses                   1,741,299              992,244                388,618                   293,692
                                       -------------        -------------          -------------             -------------

Income (loss) from operations               (639,878)            (211,217)                48,486                    79,674
                                       -------------        -------------          -------------             -------------

Other Income                                  26,831               26,831                      0                         0
                                       -------------        -------------          -------------             -------------

Other Expenses
  Interest expense                          (108,052)             (64,591)               (48,319)                  (38,531)
                                       -------------        -------------          -------------             -------------

Net Income (Loss)                      ($    721,099)       ($    248,977)         $         167             $      41,143
                                       =============        =============          =============             =============

Net Income (Loss) Per Common Share     ($       0.01)       ($       0.00)         $        0.00             $        0.00
                                       =============        =============          =============             =============

Number of Shares Used in Computation     135,025,000          135,025,000            124,900,000               124,900,000
                                       =============        =============          =============             =============

                       See Notes to Financial Statements.
                                        4

                           WHITEHALL ENTERPRISES, INC.
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Cash Flows - Unaudited
                For the Six Months Ended March 31, 2000 and 1999



                                                                               March 31, 2000      March 31, 1999
                                                                               --------------      --------------
Cash flows form operating activities:

Net income                                                                       $(721,099)            $     168

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                      72,082                44,930
  Deferred gain on sale and leaseback transaction                                  168,475                     0
Change in assets and liabilities net of effects from purchase of subsidiaries:
  (Increase) in accounts receivable                                               (116,644)              (70,540)
  (Increase) in inventory                                                            1,130               147,997
  (Increase) in prepaid expenses                                                   (12,231)                    0
  (Increase) in loans receivable                                                   (77,283)              (20,201)
  (Increase) decrease in other assets                                             (194,821)                1,774
  Increase (decrease) in accounts payable                                          172,513              (121,706)
  Increase (decrease) in tax liabilities                                           (60,308)                    0
  Stock options issued to officers, directors and others                           483,000                     0
  Increase (decrease) in other liabililities                                        (1,425)                    0
                                                                                 ---------             ---------

  Total adjustments                                                                434,488               (17,746)
                                                                                 ---------             ---------

  Net cash provided (used) by operating activities                                (286,611)              (17,578)
                                                                                 ---------             ---------

Cash flows from investing activities:
  Acquisition of equipment                                                         (25,414)              (32,672)
                                                                                 ---------             ---------

Cash flows from financing activities:
  Net Borrowings                                                                  (200,325)               17,201
  Proceeds from long term debt and capital lease - net                             646,307                     0
  Proceeds from capital contributions                                              368,927                     0
  Payments of long term debt and capital leases                                   (562,497)                    0
                                                                                 ---------             ---------

  Net cash provided (used) by financing activities                                 252,412                17,201
                                                                                 ---------             ---------

Net increase (decrease) in cash and cash equivalents                               (59,613)              (33,049)

Cash received in acquisition of  ALG                                               199,894                     0

Cash and cash equivalents - beginning of year                                        2,264                22,695
                                                                                 ---------             ---------

Cash and cash equivalents - end of period                                        $ 142,545             $ (10,354)
                                                                                 =========             =========

                        See Notes to Financial Statements
                                        5

                           WHITEHALL ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                 March 31, 2000
(1)      GENERAL:

         The interim March 31, 2000 unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the financial position as of such date and earnings and cash flows for the periods then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and the Statements of Operations for the six and three months ended March 31, 1999 have been reclassified for comparative purposes. It is recommended that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.

        The consolidated financial statements of the Company include those accounts of Whitehall Enterprises, Inc., Hairbiotech, Inc. ("HBI"), a development stage biotechnology company, Alternative Lending Group, Inc. ("ALG") and Direct Financial LLC ("DF"), financial service companies that originate, broker and fund residential loans to individuals, and Mega Blow Plastics Limited ("MBM"), a Canadian plastics manufacturing company. All significant intercompany transactions and balances have been eliminated in the consolidation. The acquisition of ALG was effective January 25, 2000 and the acquisition of DF was effective March 23, 2000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the six and three-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories
Inventories from Mega Blow Moulding, Limited, consisting of raw materials, packaging skids, and finished goods, are valued at the lower of cost or market. Cost is determined by the first-in first-out method (FIFO) except for finished goods, which are accounted for on a retail method.

Property and Equipment
Property, machinery, and equipment are stated at cost, and are depreciated over their estimated useful lives using accelerated and straight-line methods as follows:
         Useful Life

              Office equipment      3-5 years
         Machinery and equipment    5 years
         Leasehold improvements     5 years

Deferred Cost
Deferred costs include deferred financing costs and corporate transaction costs and are stated at cost less accumulated amortization. These costs are amortized between five and seven years using the straight-line method.

Patents
Patents for hair growth and hair loss prevention technologies owned by HBI are recorded for their acquisition costs. Patents are amortized over their estimated useful lives, approximately 17 years.

Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131) which established presentation of financial data based on the "management approach". SFAS No. 131 is applicable for fiscal years beginning after December 15, 1997.

Accounting Policies
MBM's products are manufactured to specific customer orders and revenues are recognized when the products are shipped. Revenue is reduced for estimated customer returns and allowances.

Origination fees in ALG and DF for warehoused loans are recognized as revenue when the loans are made to the extent they represent reimbursement of loan origination costs. Revenues in the form of origination points, service release premiums and other fees are recognized upon the funding of the mortgage loan by the ultimate lender. Sales of loan inventory are generally without recourse and are recorded when the proceeds are received by the Company. Other revenues are recognized as income when earned.

In addition to the advertising expenses incurred as a result of normal operations, the Company participates in various advertising and promotion programs relative to its financial services division. All costs related to advertising and promotion are expensed in the period incurred. Costs for advertising and promotion programs totaled approximately $190,000 for the quarter ended March 31, 2000.

Income Taxes
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 109 Accounting for Income Taxes, requiring companies to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the consolidated financial statement carrying amounts and the tax basis of existing assets and liabilities. Pursuant to SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates. The Company adopted SFAS No. 109 in 1993.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company extends credit based on an evaluation of the customer's financial condition, generally (except for mortgages receivable) without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

In addition, at March 31, 2000, the Company had deposits with financial institutions, which were insured for up to $100,000 by the U.S. Federal Deposit Insurance Corporation. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company's financial services division does not have any significant off balance sheet risks as of March 31, 2000 and 1999. The Company believes its is not exposed to any significant credit risk on bank balances above insured limits. Company management is well trained and has had very little turnover in the past, allowing them to easily fill in work duties if one of the managerial team was temporarily out of the office.

ALG and DF are an FHA, VA, Fannie Mae correspondent lender. All FHA loans originated are subject to FHA/HUD Title I and II regulations. Consequently, all these loans are fully insured by FHA. Company management believes the credit risks associated with specific borrowers and geographic concentrations are not significant. A 100% pre-funding quality control program helps limit the risks associated with the closing of all loans.

Financial instruments in ALG include fully collateralized mortgages pending sale to investors (Note 9) amounting to $1,169,885 at March 31, 2000. The Company operates using a warehouse line of credit facility from a national banking institution (Note 9), the disruption of which could have a near-term impact on the Company. Company management believes the credit risk associated with these financial instruments is not significant.

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

The numerator in calculating basic earnings per share is reported net income or
(loss). The denominator is based on the following weighted-average number of common shares:

                                                  2000                1999
                                                  ----                ----
            Basic                              135,025,000        124,928,000

(4)      EQUITY TRANSACTIONS

        A summary of the stock is as follows:

        Common Stock - Authorized 200,000,000 shares, $.0001 par value per share. Issued and outstanding 135,025,000 shares of common stock.

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

                                     Option Shares       Fees
                                     -------------       ----
Officers                               18,000,000   $   260,000
Directors                               2,200,000        48,000
Consultants                             4,334,000       130,000
Legal counsel                           1,500,000        45,000
                                                    -----------
Total expenses paid
 with options                                       $   483,000
                                                    ===========

Stock options were recorded as additional paid in capital in accordance with SFAS No. 123.

        The Alternative Lending Group Acquisition

         On January 25, 2000, the Company closed on the purchase of 100% of the common stock of Alternative Lending Group ("ALG") and all its related assets. Alternative Lending Group, Inc., is an Illinois corporation that is engaged in the mortgage banking and brokerage business. The Company acquired 100% of the shares of common stock of Alternative Lending Group, Inc. in exchange for $950,000 of working capital for Alternative Lending Group, Inc., and 8,000,000 shares of common stock equivalent to 4% of 200,000,000 shares. In the event that prior to one year to the date of closing, the amount of authorized common shares of the Company exceed the 200,000,000 authorized shares, a proportional adjustment shall be made to compensate the seller for the difference. The acquisition of ALG will be accounted for as a stock purchase under Accounting Principles Board Opinion No. 16. The results of operations of the acquired company were included in the consolidated results of operations of the Company from the respective acquisition date.

The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

Current assets                                                      $ 1,354,313
Property and equipment                                                   45,783
Other assets                                                            122,203
Current liabilities                                                    (169,597)
Warehouse line of credit - bank                                      (1,094,203)
Obligations under capital leases                                        (17,143)
Deferred income taxes                                                   (18,000)
                                                                    -----------
                                                                    $   223,356
                                                                    ===========

         The Direct Financial LLC Acquisition
         ------------------------------------

         On March 23, 2000 Alternative Lending Group, a wholly owned subsidiary of Whitehall Enterprises, Inc., purchased Direct Financial, LLC, a Michigan Limited Liability Company by the issuance of two million one hundred twenty-five thousand (2,125,000) shares of the Company's common stock. The transaction was closed on March 23, 2000. The acquisition of Direct Financial LLC was accounted for as a stock purchase under Accounting Principles Board Opinion No. 16. The results of operations of the acquired company were included in the consolidated results of operations of the Company from the respective acquisition date.

The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

Current assets                                                         $ 58,615
Property and equipment                                                   97,329
Other assets                                                              4,012
Current liabilities                                                     (83,936)
Obligations under capital leases                                        (55,747)
                                                                       --------

                                                                       $ 20,273
                                                                       ========


(5) LEGAL PROCEEDINGS:
---------------------------

         All legal proceedings were eliminated upon the certification of the Plan of Reorganization by the Bankruptcy Court.

(6) PROPERTY AND EQUIPMENT:
----------------------------

         Property and equipment at March 31, 2000 and September 30, 1999 consisted of the following:

                                                      March 31     September 30
                                                       2000            1999
                                                       ----            ----
         Furniture and fixtures                   $   231,361       $   143,751
         Machinery and equipment                      681,570         2,514,860
         Leasehold improvement                          3,942             3,942
                                                  -----------       -----------
                                                      916,873         2,662,553

 Less: accumulated depreciation                      (162,436)       (2,142,371)
                                                  -----------       -----------
         Total                                    $   754,437       $   520,182
                                                  ===========       ===========

Depreciation expense for the six month periods ended March 31, 2000 and 1999 was $72,082 and $44,930, respectively.

(7) INVENTORY:
--------------

At March 31, 2000 and September 30, 1999, inventory was as follows:

                                                     March 31       September 30
                                                       2000             1999
                                                       ----             ----
Raw materials                                        $186,621         $134,871
Packing and skids                                      38,601           23,062
Finished goods                                        427,393          290,428
                                                     --------         --------
                                                     $652,615         $448,361
                                                     ========         ========

(8) LOAN RECEIVABLE:
--------------------

The loan receivable is due on demand and bears an interest rate varying from 6.72% - bank prime plus 2%. The loan is secured by property with a market value of approximately $5,000,000. (See Note 14: Measurement Uncertainty).

(9) BANK INDEBTEDNESS:
----------------------

The bank indebtedness of MBM includes operating loans, due on demand, of $475,299 ($402,126 as of September 30, 1999). The operating loans bear interest at rates varying from prime + 1.25% to prime +1.75%. The bank indebtedness is secured by a registered general assignment of book debts and a general security agreement, a guarantee and postponement of claim in the amount of $1,465,376 by 129 Ontario, assignment of all shares of the company, postponement and assignment of all shareholder debt and an assignment of Keyman insurance. As further explained in Note 11, the bank indebtedness was refinanced with the proceeds of a capital lease on manufacturing equipment.

MBM had violated certain covenants with respect to the operating loans. While the bank has been advised of this, they have not expressly waived the conditions.

ALG has a $2.5 million warehousing line of credit from a financial institution bearing interest at prime plus 2%, collateralized by mortgage notes and deeds of trust of the corresponding notes being financed. At March 31, 2000 there were $1,133,513 outstanding under the agreement which were collateralized by $1,169,885 in loan inventory held for resale. (See Note 1).

10) LONG TERM DEBT:
-------------------


At March 31, 2000 and September 30, 1999, long-term debt consisted of the following:

                                                                           March 31   September 30
                                                                             2000        1999
                                                                             ----        ----
Term loans (See Note 16)                                                         --   $    36,510
Note  payable  with an  interest  rate of
12% per annum; monthly interest
consisting  of interest  only;  principal
amount maturing October 1, 2004

                                                                            754,599       629,771
                                                                        -----------   -----------
                                                                            754,599     1,166,281
Less current portion                                                             --      (536,510)
                                                                        -----------   -----------
                                                                        $   754,599   $   629,771
                                                                        ===========   ===========


Interest expense for the six months ended March 31, 2000 and 1999 was $108,052 and $48,319, respectively.

(11) CAPITAL LEASE OBLIGATIONS:
-------------------------------

On December 14, 1999, the term loan in the amount of $536,510 was repaid with the proceeds from the sale of plastic injection molding equipment. MBM leased back the equipment for a total amount of $681,570, at an interest rate of 9.35% per annum, repayable in 72 monthly installments of $12,627, including principal and interest. The Company has other capital lease obligations relative to computer equipment with a carrying value of $17,413. At March 31, 2000 capital lease obligations consisted of the following:

                                                       March 31
                                                         2000
                                                         ----

Total proceeds from capital leases                     $721,879
Current portion                                         103,405
                                                       --------
Non current portion                                    $618,474
                                                       ========

The Company's Board of Directors, however, has not ratified this transaction due to MBM management's delay in submitting the necessary documents for said ratification.

(12) LEASE COMMITMENTS:
-----------------------

The Company leases office space, vehicles, and office equipment under noncancelable operating leases. The minimum rentals payable under long-term operating leases, expiring December 31, 2004, exclusive of certain operating costs for which the Company is responsible, are approximately $250,000 annually.

(13) RELATED PARTY TRANSACTIONS:
--------------------------------

Pursuant to the Amended Plan of Reorganization (see Note 2), the bank indebtedness and the long-term debt are guaranteed by 129 Ontario and a beneficial shareholder of 129 Ontario.

(14) MEASUREMENT UNCERTAINTY:
-----------------------------

MBM carries, as an asset, a loan receivable in the amount of $1,617,633. While management of MBM does not believe the carrying value has been impaired, there is uncertainty as to the final realization of this amount.

(15) INCOME TAXES:
------------------

        The Company reduced taxable income for the year ended September 30, 1999, by applying federal net operating losses to pre-tax income, reducing taxable income by $71,249,531. These losses were carried forward from prior years. The Company has a remaining federal net operating loss carry forward of $71,650,735, of which $71,249,531 expires in 2014, and $401,204 expires in 2017.

(16) SIGNIFICANT SUBSEQUENT EVENTS:
-----------------------------------

         The C & M Oil Company, Inc. Transaction
         ---------------------------------------

        On June 12, 1999, the Company signed a letter of intent to acquire C & M Oil Company, Inc., ("CMO") a Florida corporation. CMO is a bulk lubricant and service station fuel and mobile on-site fueling business. On February 17, 2000, the Company and CMO executed a stock purchase agreement for 100% of the shares of CMO. The Company deposited $138,750 with its escrow agent pursuant to the terms of the stock purchase agreement. On May 11, 2000, acquisition negotiations were terminated as conditions relative to the transaction's success were not deemed in the best interest of the Company.

        Sale of MBM

        The Company is currently negotiating an agreement to sell its ownership interest in MBM. The proceeds from the sale will be utilized to meet the cash flow necessary to finance other acquisitions. The following conditions were considered in moving forward with the decision to sell MBM.

         o 129 Ontario's failure to comply with its responsibilities as delineated by an agreement between the Company and 129 Ontario and its inability to produce necessary documentation in a timely manner.

         o The sale of MBM will provide sufficient cash to acquire other financial service industry companies and biotechnology companies. These businesses are more in line with the Company's philosophy of growth. Candidates considered are located within the Company's geographical area. Proceeds from the sale of MBM will leave a significant surplus of equity for these future acquisitions.

         o The uncertainty about the immediate collection of loans receivable discussed in Notes 8 and 14.

         o The Company's immediate need to receive cash to close its future acquisitions without any further dilution of common shareholders at the current stock prices. Whereas alternative financing commitments for the these future acquisition are in place, the dilution results are not in the shareholders best interest.

         o After one year of experience with the overview of MBM, management of the Company concluded that the operations of MBM are not sufficiently compatible and synergetic with HBI, ALG and DF.

         o The offers received for the sale of MBM far outweigh any benefits to be derived from its retention.

Audited financial statements for the companies acquired or to be acquired along with pro forma consolidated financial statements for the Company and the acquired subsidiaries were presented through individual filings or as Exhibits to this report.

Information relative to the disposal of MBM will be presented in an 8-K immediately after documents for the sale are signed. Furthermore, the Company will be filing 8-K reports within five (5) days of this report with respect to the acquisitions of Hairbiotech, Inc., Alternative Lending Group and Direct Financial, LLC.

Issuance of Preferred Stock Options
-----------------------------------

        During July 1999, 1274328 Ontario issued to Luis Alvarez - CEO, an irrevocable option to purchase the Company's 4 million preferred shares for $310,400.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

         The Company continued to oversee the operations of MBM, which was the Company's only operating subsidiary during the quarter ended December 31, 1999 and was an integral part of operations for the quarter ended March 31, 2000. The Company evaluated in the course of the prior year whether the operations of MBM were sufficiently compatible and synergetic with planned acquisition candidates. Management determined that these operations were not complementary, and is currently negotiating the sale or other disposition of MBM and its operations.

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

         The Company expects that upon execution of an Option Agreement, a leading pharmaceutical company will be responsible for funding 100% of Hairbiotech's Phase III human clinical trials and ongoing research, as well as supplying adequate bulk topical compound needed to complete the study. The term of the study will commence within 30 days of the FDA's acceptance of the application. Per the agreement, Hairbiotech is not required to pay for any of the research or costs associated with the product. The pharmaceutical company will furnish Hairbiotech with $1,200,000 in milestone payments. In exchange for the pharmaceutical company's patronage, Hairbiotech will grant it an option to acquire an exclusive worldwide license to the patent and all applications of the study. The pharmaceutical company will utilize its resources to manufacture, market and sell the product(s) and submit associated reports to Hairbiotech. Upon commercialization, the pharmaceutical company is obligated to document sales of the product(s) and submit royalty payments to Hairbiotech. The pharmaceutical company began conducting its first set of preliminary tests in February.

         To achieve this growth and obtain the necessary working capital, the Company will require additional funding. The Company has received working capital funds for ALG and further preliminary commitments from investors to arrange for future funding of additional acquisitions. However, the Company does not want to further dilute the ownership interest of the common shareholders. Additionally, the imminent collection of loans receivable as part of the MBM Stock Purchase Agreement approved by the Bankruptcy Court or from the actual sale of MBM is expected to provide cash and capital for other acquisitions. While the Company has reason to expect the completion of these arrangements in the near future, no assurances can be given that such funds will be available.

         Because of the Company's vision relative to shareholders control and the uncertainty relative to MBM loans, the Company is currently negotiating the sale or other disposition of MBM and its operations to meet future cash flow requirements.

         The Company recently acquired 100% of the common stock of Alternative Lending Group ("ALG") and all its related assets. The Company's President and CEO is currently studying several other acquisitions.

The Alternative Lending Group Acquisition

         The Company recently closed an agreement to purchase 100% of the common stock of Alternative Lending Group ("ALG") and all its related assets.

         In just six years, ALG grew from a single-city mortgage company based in Chicago - with $38 million first-year gross business - to a mortgage bank covering nine states, (23 states, subsequent to the closing) with $93,592,399 in actual 1999 gross mortgage loans originated and closed. The company focused its mortgage origination through a consumer direct marketing channel and maintained steady growth and profitability by providing mortgage loans to fit all types of consumers' needs. With the added control that mortgage banking status provides, ALG is able to make loans simultaneously profitable and competitive because of the reduction in sales commissions and expenses associated with conventional mortgage brokerage firms.

         ALG recently created two new divisions: the Wholesale Division and the Internet Online Mortgage Division. These divisions will help establish the company's national presence and substantially increase gross production over the next 12 months.

         Mortgage financing has traditionally been a lengthy ordeal, lasting weeks or sometimes even months. ALG offers the convenience of applying for all types of loans via the Internet. ALG has utilized the Internet as a referral source for the past three years, and has maintained a $2 million monthly average loan volume from its previous website. The company has spent much of the past 12 months developing a new website, Alternativelending.com, and a new business plan for the Internet Online Mortgage Division.

         With the launch of its website in January, Alternativelending.com, ALG plans to increase its market focus from the current 23 states to nationwide, during the next 12 months. Alternativelending.com intends to become the place to shop online for a home loan. ALG will continue its Internet marketing strategy direct to customers and will compete directly with current online leaders E-loan and Mortgage.com to provide a low cost mortgage option to all customers regardless of credit history.

         Alternativelending.com allows customers to find a product, choose the rate and costs they want, and apply for a loan, all in about 10 minutes and from the comfort of their home computer. This feature allows ALG to have more control over its Internet Online Mortgage loans, since they make the determination to approve the customer or supply them with alternative loan products to meet their needs. With other sites, those customers will simply be approved or denied.

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

The Direct Financial LLC Acquisition

On March 23, 2000, Alternative Lending Group, a wholly owned subsidiary of Whitehall Enterprises, Inc., entered into an agreement to purchase Direct Financial, LLC, a Michigan Limited Liability Company and the interests of James
P. Mack, Wallace W. Qualls, III, Greg Kitchen, and Kip W. Weston (collectively, the "Members"). The Members' agreed to sell and transfer to Alternative Lending Group all their Members' interests in Direct Financial, LLC. Whitehall Enterprises, Inc. agreed, in consideration of the sale and transfer of the Members' interests to Alternative Lending Group, to issue to the Members' shares of common stock of Whitehall. The following table summarizes the more significant terms of the agreement:

* Whitehall Enterprises, Inc. issued two million one hundred twenty-five thousand (2,125,000) shares of their common stock for the purchase of Direct Financial, LLC.

*        The Members own all the outstanding Members' interest in Direct
         Financial, LLC.

* Whitehall Enterprises, Inc. agreed that in the event that James P. Mack or William W. Qualls become entitled to an additional 187,500 shares each of Whitehall's common stock, pursuant to their Employment Agreement, Whitehall will upon receipt of written notification to that effect from Alternative Lending Group, issue and deliver to Mack and Qualls each 187,500 additional shares of Whitehall Enterprises, Inc. common shares.

* Direct Financial, LLC and the Members represented that they are not a party to or bound by any agreement of guarantee, indemnification, surety, or similar commitments of the obligations, liabilities (contingent or otherwise) or indebtedness of any other person, corporation or partnership, except for trade accounts payable incurred in the normal course of operations.

* Direct Financial, LLC and Members have executed all necessary documents holding Whitehall Enterprises, Inc. harmless of any liability pursuant to the stock purchase agreement.


Since its formation Direct Financial LLC and Members have operated as a mortgage broker/lender in Southfield, Michigan. Direct Financial's current gross loan origination volume is between $10-12 million per month. As a result of the acquisition of Direct Financial, LLC, Alternative Lending Group will increase its annual gross mortgage originations from $93.3 million to approximately $250 million. With Direct Financial's two Michigan locations and an expanded retail staff it will immediately enhance Alternative Lending Group's East Coast presence and double their retail origination staff. Direct Financial's average gross loan amount is almost double that of Alternative Lending Group's due to their geographical location. This acquisition is just the next step in Whitehall Enterprises' plan to expand Alternative Lending Group's state-of-the art Web site presence, as well as accelerate the growth of Alternative Lending Group's Internet, Retail and Wholesale Divisions.

RESULTS OF OPERATIONS
---------------------

         The Company's operations consists of the operations of MBM and ALG. Because DF was acquired in late March 2000, its operations are not a significant part of the financial statements.

         MBM revenues consist of sales of finished inventory to customers. Cost of inventory sold includes the purchased cost of raw materials, direct labor, packaging and direct factory overhead.

         Revenues from sales for the six and three month periods ended March 31, 2000, were $2,714,778 and $1,350,477 representing a steady performance since the acquisition of MBM in November 30, 1998. MBM sales for the same quarter in 1999 was $1,395,864. Corresponding cost of sales for the same six and three month periods ended in March 31, 2000 were $2,105,109 and $1,021,603. The gross margin for the six and three month period ended March 31, 2000 was 22.44% and 24.3%, compared to 21.3% for the year ended September 30, 1999 and 24.02% and 26.73% for the same periods a year ago.

         ALG revenues consist of loan origination fees. Revenues for the quarter ended March 31, 2000 amounted to $452,193 compared to $2,133,237 for the year ended December 31, 1999.

         General and administrative expenses, exclusive of stock options of $463,000 issued to directors and non employees for services rendered, amounted to $1,206,218 or 44% of sales for the six month period ended on March 31, 2000. Total general and administrative expenses for the six and three months ended March 31, 2000 were $1,669,218 and $954,744.

         Interest expense of $108,052 were incurred on loans due to the Royal Bank of Canada and warehouse lines of credit during the period ended March 31, 2000.

         The Company's consolidated net loss for the six and three months ended March 31, 2000 amounted to $(721,099) and $(248,977) compared to net income of $48,319 and $38,531 the preceding period of operations ended March 31, 1999. Net losses exclusive of expenses paid through stock options issued to directors and non employees for services rendered aggregating $463,000, would become a net loss of $(258,099) for the six month period ended March 31, 2000. ALG's net loss for the quarter ended March 31, 2000 was $(212,275). The losses in ALG were related to the introduction and roll out of AlternativeLending.com in this quarter. As a result, ALG experienced many one-time expenses related to research, development, upstart Internet marketing fees, and technology upgrades that will not be incurred again. Whitehall management made a conscious decision to incur all start up expenses in this quarter, thus ensuring ALG to immediately service its projected customer base and report a substantial profit for next quarter.

         In addition, ALG also incurred several expenses directly related to the acquisition of DF that were not offset by revenues. Now that the consolidation is complete and barring any unforeseen operational and/or industry changes, ALG expects revenues to increase by approximately 300% in the next quarter. This is consistent with the results already achieved in April, which in turn are a direct result of the start up investments made in this quarter.

         Since the roll out of AlternativeLending.com, ALG has been able to increase our consumer traffic by over 300% and begin to rely on our Internet web site to supply the bulk of our mortgage leads. This will not only have a positive effect on our marketing costs in the second quarter, but is also the next step in utilizing the Internet and our web site to generate 100% of our retail mortgage leads.

         During the October 22, 1999 Board of Directors Meeting, Luis Alvarez, CEO, introduced a discussion regarding his initial commitment to the Board when he set forth the challenge they would be faced with and their acceptance of their positions as directors. Note 4 in the financial statements discusses the options approved by the Board.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

         For information concerning current litigation regarding the Company, see Note 5 in the Notes to Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         SIGNIFICANT SUBSEQUENT EVENTS:

         The C & M Oil Company, Inc. Transaction

         On June 12, 1999, the Company signed a letter of intent to acquire C & M Oil Company, Inc., ("CMO") a Florida corporation. On February 17, 2000, the Company and CMO executed a stock purchase agreement for 100% of the shares of CMO. On May 11, 2000, acquisition negotiations were terminated as conditions relative to the transaction's success were not deemed in the best interest of the Company.

         The Planned Disposition of MBM

         The Company is currently negotiating an agreement to sell its ownership interest in MBM. The proceeds from the sale will be utilized to meet the cash flow necessary to finance other acquisitions. The following conditions were considered in moving forward with the decision to sell MBM.

         o 129 Ontario's failure to comply with its responsibilities as delineated by an agreement between the Company and 129 Ontario and its inability to produce necessary documentation in a timely manner.

         o The sale of MBM will provide sufficient cash to acquire other financial service industry companies and biotechnology companies. These businesses are more in line with the Company's philosophy of growth. Candidates considered are located within the Company's geographical area. Proceeds from the sale of MBM will leave a significant surplus of equity for these future acquisitions.

         o The uncertainty about the immediate collection of loans receivable discussed in Notes 8 and 14.

         o The Company's immediate need to receive cash to close its future acquisitions without any further dilution of common shareholders at the current stock prices. Whereas alternative financing commitments for the these future acquisition are in place, the dilution results are not in the shareholders best interest.

         o After one year of experience with the overview of MBM, management of the Company concluded that the operations of MBM are not sufficiently compatible and synergetic with HBI, ALG and DF.

         o The offers received for the sale of MBM far outweigh any benefits to be derived from its retention.

                  Information relative to the disposal of MBM will be presented in an 8-K immediately after documents for the sale are signed. Furthermore, the company will be filing 8-K's within five (5) days with respect to the acquisition of Hairbiotech, Inc. Alternative Lending Group and Direct Financial LLC.


                  Issuance of Preferred Stock Options

                  During July 1999, 1274328 Ontario issued to Luis Alvarez - CEO, an irrevocable option to purchase the Company's 4 million preferred shares for $310,400.

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

ITEM 6.  FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS
---------------------------------------------------------------------------

                           Audited financial statements of ALG as of and for the
                  year ended December 31, 1999 and 1998 were provided in Form 8-K within five (5) days of this report.

                           Pro-forma combined financial data of the Company and
                  ALG will be provided in Form 8-K within five (5) days of this report.

                           Audited financial statements of DF as of and for the
                  year ended December 31, 1999 and 1998 will be provided in Form 8-K within five (5) days of this report.

                           Pro-forma combined financial data of the Company and
                  DF will be provided in Form 8-K within five (5) days of this report.

                           Details of the sale of MBM will be available through
                  an 8-K as soon as the transaction is closed.

                  (b) The Company filed Form 8-K reports dated May 18, 2000, February 10, 1999, May 10, 1999 and June 16, 1999.

                 (c)      Exhibits

                  None

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

                               WHITEHALL ENTERPRISES, INC.
                               FORMERLY KNOWN AS
                               TOTAL WORLD TELECOMMUNICATIONS, INC.

                                       (Registrant)



Date:  February 22, 2000       By:/s/ Luis Alvarez
                                  ----------------
                                  Luis Alvarez, President