Form 10QSB
period 2000-06-30
WHITEHALL ENTERPRISES INC
filed 2000-08-21
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                ---------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to
                               -------------------    -------------------

                         Commission File Number 0-20922
                                                -------


                           WHITEHALL ENTERPRISES, INC.
               -------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                 Delaware                                75-2274730
       --------------------------------      ---------------------------------
         (State or jurisdiction of           (IRS Employer Identification No.)
       incorporation or organization)


              801 Brickell Avenue, 9th Floor, Miami, Florida 33131
               -------------------------------------------------
                    (Address of principal executive offices)


                                 (904) 409-0200
               -------------------------------------------------
                          (Issuer's telephone number)


               -------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                                    Yes  X   No
                                        --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 135,025,000 shares as of June 30, 2000.

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION
------   ---------------------
Item 1.      Financial Statements (unaudited)

             Consolidated Balance Sheets - June 30, 2000 and September 30, 1999

             Consolidated Statements of Operations -- Nine and Three Months Ended June 30, 2000 and 1999

             Statements of Cash Flows -- Nine Months Ended June 30, 2000 and
             1999

             Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
-------  -----------------
Item 1.       Legal Proceedings

Item 2.       Changes in Securities and Use of Proceeds

Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Financial Statements, Pro Forma Financial Information and Exhibits

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           JUNE 30, 2000 (Unaudited) AND SEPTEMBER 30, 1999 (Audited)

                                                              June 30,         September 30,
                                                                2000                1999
                                                            (Unaudited)          (Audited)
Assets


Current assets
   Cash                                                        $    92,657         $     2,264
   Accounts receivable                                             321,593             577,477
   Inventory                                                             -             448,361
   Prepaid expenses                                                 51,449              73,949
                                                               -----------          ----------
Total current assets                                               465,699           1,102,051


Fixed assets net of accumulated depreciation of
   $53,620 and $ 2,142,371 respectevely                            164,675             520,182


Intangible assets
   Goodwill net of amortiation of $ 0.                             687,621                   -
   Patents net of amortization of $0.                              350,000             350,000
                                                               -----------          ----------
                                                                 1,037,621             350,000
Other assets
   Loan receivable                                               4,606,347           1,608,853
   Deferred financing costs                                              -             279,337
   Deposits                                                        143,719               1,166
                                                               -----------          ----------
                                                               $ 6,418,061         $ 3,861,589
                                                               ===========         ===========

Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                            $   180,980         $   995,585
   Income taxes payable                                                  -              30,413
   Note payable bank                                             1,089,009             525,624
   Capital lease obligation - current portion                       10,000                   -
   Current portion of long term debt                                36,004             536,510
                                                               -----------          ----------
Total current liabilities                                        1,315,993           2,088,132

Deferred income taxes                                               18,000              54,171
Deferred gain on sale leaseback transaction                              -                   -
Capital lease obligation                                            72,467                   -
Long term debt                                                           -             629,771

Shareholders' equity
   Common stock, $0.0001 par value 200 million shares
     authorized, 135,052,647 and 124,927,647 issued and
     outstanding respectively                                       13,506              12,493
   Preferred stock, $0.001 par value, 4 million shares
     authorized, issued and outstanding                              4,000               4,000
   Additional paid in capital                                    2,932,460             998,653
   Retained earnings since 9/30/98 after
     Quasi-reorganization                                        2,061,635              74,369
                                                               -----------          ----------
                                                                 5,011,601           1,089,515
                                                               -----------          ----------

                                                                 6,418,061         $ 3,861,589
                                                               ===========         ===========

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)

                                                                                 For the period ended June 30

                                                                      Third Quarter                      Nine months ended
                                                                 2000              1999               2000              1999
                                                             -----------       -----------        -----------       -----------
Revenues

   Sales, net of discounts and returns                                         $ 1,186,703        $         -       $ 3,005,959
   Cost of goods sold                                                  -           887,632                  -         2,269,783
                                                             -----------       -----------        -----------       -----------
   Gross Profit                                                        -           299,071                  -           736,176

   Consulting fees                                                                  53,566                               53,566
   Commisions on loan origination fees                         1,580,481                 -          2,072,634                 -
                                                             -----------       -----------        -----------       -----------
   Total operating revenues                                    1,580,481           352,637          2,072,634           789,742

Expenses

  Sales, general and administrative                            1,614,734           265,765          2,840,046           645,317
   Depreciation                                                    2,540            33,697              5,080            78,628
                                                             -----------       -----------        -----------       -----------
                                                               1,617,274           299,462          2,845,126           723,945
Other income (expenses)

   Other income                                                        -            44,849             27,383            93,168
   Interest expense                                               (4,433)          (44,849)           (21,328)          (93,168)
                                                             -----------       -----------        -----------       -----------
Discontinued Operations

   Income from operations of MBM from October 1,
     1999 to June 30, 2000 (net of income tax effect)              2,526                                2,526
   Net gain on disposal of MBM                                 2,751,177                            2,751,177
                                                             -----------       -----------        -----------       -----------
Net Income (Loss)                                            $ 2,712,477          $ 53,175        $ 1,987,266       $    65,797


Net Income (Loss) Per Common Share                           $         -          $      -             $ 0.01       $         -

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)

                                                                                         For the nine months ended June 30,
                                                                                            2000                     1999
                                                                                         -----------              ---------
Cash flows from operating activities:

  Net income (loss)                                                                      $ 1,987,266              $  65,797
                                                                                         -----------              ---------
  Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation                                                                             5,080                 78,628
      Gain on sale of MBM                                                                 (2,753,703)
      Gain on sale of equipment                                                              (27,383)
      (Increase) decrease in accounts receivable                                              (6,906)                59,923
      (Increase) decrease in inventories                                                           -                 97,618
      (Increase) decrease in loan receivables                                               (321,593)              (113,368)
      (Increase) decrease in prepaid expenses                                                (43,225)
      (Increase) decrease in other assets                                                   (142,550)               (34,358)
      Increase (decrease) in accounts payable and accrued expenses                            81,825               (200,215)
                                                                                         -----------              ---------
      Total adjustments                                                                   (3,208,455)              (111,772)
                                                                                         -----------              ---------
  Net cash from operating activities                                                      (1,221,189)               (45,975)
                                                                                         -----------              ---------
Cash flows from investing activities:

      Investment in ALG                                                                      (82,952)
      Cash payments for the purchase of property                                             (96,589)               (48,611)
                                                                                         -----------              ---------
  Net cash provided (used) by investing activities                                          (179,541)               (48,611)
                                                                                         -----------              ---------
Cash flows from financing activities:
      Proceeds from net borrowing                                                           (113,996)                76,163
      Proceeds from long term debt and capital lease - net                                   469,365
      Cash received in acquisition of ALG                                                    199,894
      Proceeds from compensation in exchange for stock options                               483,000
      Payments of long term debt and capital leases                                          (17,143)
      Proceeds from issuance of common and preferred stock                                   470,003
                                                                                         -----------              ---------
  Net cash provided by financing activities                                                1,491,123                 76,163

Net increase (decrease) in cash and cash equivalents                                          90,393                (18,423)

Cash and cash equivalents, beginning of period                                                 2,264                 22,695
                                                                                         -----------              ---------
Cash and cash equivalents, end of period                                                 $    92,657              $   4,272
                                                                                         ===========              =========

Shareholders' equity note:

On January 25, 2000 the Company issued 8,000,000 shares of its common stock in connection with the acquisition of Alternative Lending Group, for the purchase price of $ 223,356.


On March 23, 2000 the Company issued 2,125,000 shares of its common stock in connection with the acquisition by Alternative Lending Group a wholly own subsidiary of the Company, of Direct Financial LLC.

                           WHITEHALL ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                  June 30, 2000

(1)      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:
         -------------------------------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnote disclosures normally included in complete consolidated financial statements prepared in accordance with generally accepted accounting principles. For further information, such as significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements.

         In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. The results of operations for the nine-month periods ended June 30, 2000 and 1999 are not necessarily indicative of operating results to be expected for a full year.

(2)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -----------------------------------------------------------

         Whitehall Enterprises, Inc. ("the Company"), formerly Total World Telecommunications, Inc., was incorporated under the laws of the State of Delaware on October 12, 1988. On January 8, 1999, the Company amended its articles of incorporation changing its name from Total World Telecommunications, Inc. to Whitehall Enterprises, Inc. The acquisition of Alternative Lending Group, Inc. was effective January 23, 2000. The acquisition of Direct Financial LLC was effective March 27, 2000.

Principles of Consolidation

The consolidated financial statements of the Company include those accounts of Whitehall Enterprises, Inc., Hairbiotech, Inc.("HBI"), a development stage biotechnology company, Alternative Lending Group, Inc.("ALG) and Direct Financial LLC, ("DF"), both financial services companies. All significant intercompany transactions and balances have been eliminated in the consolidation.

Chapter XI Bankruptcy

On December 24, 1997, the Company filed for protection under Chapter XI of the Federal Bankruptcy laws. Chapter XI encompasses the submission, by the court appointed trustees, to the Court of a plan or reorganization. On August 28, 1998, the Court approved the plan of reorganization.

Pursuant to this plan, all preferred and common stock shares previously issued were canceled. In place of these canceled shares, 124,927,647 shares of common stock, par value $.0001 were issued and the Court also approved the debtors purchase of stock of Mega Blow Moulding, Limited.

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

Accounts Receivable

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

Revenue Recognition

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

Advertising

In addition to the advertising expenses incurred as a result of normal operations, the Company participates in various advertising and promotion programs relative to its financial services division. All costs related to advertising and promotion are expensed in the period incurred. Costs for advertising and promotion programs totaled approximately $300,000 and $110,000 for the nine months and the quarter ended June 30, 2000, respectively.

Amortization

Amortization of goodwill and patents is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

                  Goodwill                                   15 years
                  Patents                                    17 years

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

In addition, at June 30, 2000, the Company had deposits with financial institutions, which were insured for up to $100,000 by the U.S. Federal Deposit Insurance Corporation. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company's financial services division does not have any significant off balance sheet risks as of June 30, 2000. The Company believes its is not exposed to any significant credit risk on bank balances above insured limits. Company management is well trained and has had very little turnover in the past, allowing them to easily fill in work duties if one of the managerial team was temporarily out of the office.

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

Financial instruments in ALG include fully collateralized mortgages pending sale to investors (Note 9) amounting to $1,101,382 at June 30, 2000. The Company operates using a warehouse line of credit facility from a national banking institution (Note 9), the disruption of which could have a near-term impact on the Company. Company management believes the credit risk associated with these financial instruments is not significant.

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

The numerator in calculating basic earnings per share is reported net income or
(loss). The denominator is based on the following weighted-average number of common shares:

                                         2000                        1999
                                     -----------                 -----------
            Basic                    130,969,314                 124,928,000

(2)      EQUITY TRANSACTIONS

        A summary of the stock is as follows:

        Common Stock - The Company authorized 200,000,000 shares of common stock, $.0001 par value per share. As of March 31, 2000, 135,052,647 shares of common stock were issued and outstanding.

        Preferred Stock - The Company authorized 4,000,000 shares of preferred stock at $.001 par value per share. As of March 31, 2000, none were issued. The stock remains outstanding as part of the purchase of Mega Blow Moulding, Limited ("MBM").

On December 10, 1998, 4,000,000 shares of preferred stock with a par value of $.001 were issued under a stock purchase agreement between the Company and 1299004 Ontario Corporation ("129 Ontario"). In exchange for these shares, the Company acquired 100% of the outstanding common stock of MBM. There is a five
(5) year restriction on the conversion of preferred shares to common shares pursuant to the Agreement.

In July 1999, 1274328 Ontario issued to Luis Alvarez, CEO, an irrevocable option to purchase the 4 million preferred shares for $310,400.

During October 1999, the Company's Board of Directors approved a decrease in the conversion rate of the authorized preferred stock. The rate in effect at the time of the meeting was 100 common shares for each share of preferred stock. The new authorized conversion rate is 27 shares of common stock per each share of preferred stock.

On January 25, 2000, the Company issued 8,000,000 shares of common stock in exchange for 100% of common stock of Alternative Lending Group, Inc.

During February 2000, the Company issued the preferred shares, but is holding them during the exercise period, subject to the Irrevocable Option Agreement between 1274328 Ontario, Inc. and Mr. Luis Alvarez. The exercise period expires July 30, 2001.

On March 23, 2000, the Company issued 2,125,000 shares of common stock in exchange for 100% of member equity of Direct Financial LLC.

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

                               Option Shares                     Fees
                               -------------                  ---------
        Officers                 18,000,000                   $ 260,000
        Directors                 2,200,000                      48,000
        Consultants               4,334,000                     130,000
        Legal counsel             1,500,000                      45,000
                                                              ---------
        Total expenses paid
         with options                                         $ 483,000
                                                              =========

Stock options were recorded as additional paid in capital in accordance with SFAS No. 123.

(3)     ACQUISITIONS

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

The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

              Current assets                                   $    58,615
              Property and equipment                                97,329
              Other assets                                           4,012
              Current liabilities                                  (83,936)
              Obligations under capital leases                     (55,747)
                                                               -----------
                                                               $    20,273
                                                               ===========

(4)      DIVESTITURES:

         On June 30, 2000, the Company sold its wholly owned subsidiary, MBM, to Global Financial Investments LLC, in exchange for notes receivable in the amount of $3,647,000 (at present value). The Company recorded a pretax gain of $2,751,177. At June 30, 2000 MBM had net sales of $3,826,000 and a net income of $2,526.

(5)      LEGAL MATERS:

         All legal proceedings were eliminated upon the certification of the Plan of Reorganization by the Bankruptcy Court.

         The Company is not involved in any form of litigation, nor has it been served by anyone, however, it is currently being threatened to be sued by parties believed to be short in the Company's stock. These parties are attempting to extort a certain amount of shares from the Company by making accusations, known to be blatant lies, against the Company and the Company's CEO, Mr. Luis Alvarez.

         Management feels compelled to disclose the Company's dealings with these parties, at this time, in the unlikely event that either the Company or the CEO is served with a frivolous lawsuit. The Company is prepared to be served by such parties and possesses numerous articles of evidence defending the Company and CEO against these accusations. The Company's Board of Directors supports Mr. Alvarez in his refusal to be intimidated and believe that his tenacity and integrity will prevail once again, as it did I the bankruptcy process.

(6) PROPERTY AND EQUIPMENT:

         Property and equipment at June 30, 2000 and September 30, 1999 consisted of the following:

                                                June 30           September 30
                                                  2000                1999
                                               ----------         -----------
        Furniture and fixtures                 $  236,523         $   143,751
        Machinery and equipment                        --           2,514,860
        Leasehold improvement                       3,700               3,942
                                               ----------         -----------
                                                  240,223           2,662,553
        Less: accumulated depreciation            (75,548)         (2,142,371)
                                               ----------        ------------
        Total                                  $  164,675        $    520,182
                                               ==========        ============

Depreciation expense for the nine month periods ended June 30, 2000 and 1999 was $5,080 and $44,930, respectively.

(7) LEASE COMMITMENTS:

The Company leases office space, vehicles, and office equipment under noncancelable capital and operating leases. The minimum rentals payable under long-term operating leases, expiring December 31, 2004, exclusive of certain operating costs for which the Company is responsible, are approximately $250,000 annually.

(8) INCOME TAXES:

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

PLAN OF OPERATIONS

         During the year ended September 30, 1999, the Company focused its resources in the effort to successfully carry out the objectives approved by the Bankruptcy Court in the Company's Chapter XI Bankruptcy Reorganization Plan. For fiscal year 1999-2000 the Company's objectives for growth are as follows:

         The Company continued to oversee the operations of MBM, which was the Company's only operating subsidiary during the quarter ended December 31, 1999 and was an integral part of operations for the quarter ended June 30, 2000. The Company evaluated in the course of the prior year whether the operations of MBM were sufficiently compatible and synergetic with planned acquisition candidates. Management determined that these operations were not complementary, and, effective June 30, 2000, negotiated the sale of MBM and its operations.

         The Company's plan for growth during the prior fiscal year included the acquisitions of MBM and Hairbiotech. The details of these acquisitions were discussed in "Recent Developments" in Part I, Item 1 of Form 10-KSB for the year ended September 30, 1999.

         On June 30, 2000 Whitehall Enterprises, Inc. made and entered into an agreement to sell MBM. The sale was made to Global Financial Investment, LLC, a limited liability company incorporated under the laws of Arizona. The following table summarizes the more significant terms of the agreement:

* Whitehall Enterprises, Inc. sold 100% of the authorized capital of MBM which consists of an unlimited number of common shares, of which two hundred forty (240) common shares are issued and outstanding.

* Global Financial Investment will pay Whitehall Enterprises, Inc. $650,000.00 in fifteen (15) equal monthly installments of $43,333.33 to commence sometime after the time of closing.

* Global Financial Investment shall pay $1,100,000.00 commencing November 15, 2000 to Whitehall Enterprises, Inc. to fund a marketing campaign of a future acquisition.

* Global Financial Investment shall pay $500,000.00 pursuant to a promissory note due with 8% interest on June 30, 2001.

* Whitehall Enterprises, Inc. shall retain $1,397,000.00 worth of current receivables from Mega Blow Moulding Limited.

* All amounts receivable are evidenced by promissory notes that are cross-collateralized by the underlying net assets of Global Financial Investment LLC and additional real estate holdings valued at over $5 million.

* Whitehall Enterprises, Inc. represents, to their knowledge, that MBM is not a party to or bound by any agreement of guarantee, indemnification, surety, or indebtedness of any other person, corporation or partnership, except for trade accounts payable incurred in the normal course of operations.

         During the year ended September 30, 1999, the Company focused its resources in an effort to successfully carry out the objectives approved by the Bankruptcy Court in its Reorganization Plan. Whitehall Enterprises, Inc. continued to oversee the operations of MBM, which was its only operating subsidiary during the quarter ended December 31, 1999 and was an integral part of operations for the quarter ended March 31, 2000. During the course of the prior year Whitehall management evaluated the operations of MBM to determine whether they were sufficiently compatible and synergetic with Whitehall's planned acquisition candidates. Management determined that MBM's operations were not complementary.

Other considerations that impacted on Whitehall's management's decision to sell MBM are delineated in the following table:

* Failure of MBM to comply with its responsibilities as set forth by an agreement between them and Whitehall Enterprises Inc. Also, MBM's inability to produce necessary documentation in a timely manner.

* The sale of MBM will produce sufficient cash to acquire other financial service industry companies and biotechnology companies. These companies are more in line with Whitehall's philosophy of growth.

* Companies under consideration are located within Whitehall's geographical area. Proceeds from the sale of MBM will leave significant surplus of equity for these future acquisitions.

* The immediate need for Whitehall to receive cash to close its future acquisitions without any further dilution of common shareholders at current stock prices.

         As a result of the sale of MBM, the Company recognized a gain of $2,831,706 for the nine months ended June 30, 2000. The gain is presented net of deferred interest of $142,035 calculated by establishing the present value of future payments at an effective interest rate of 8%.

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

         To achieve this growth and obtain the necessary working capital, the Company will require additional funding. The Company has received working capital funds for ALG and further preliminary commitments from investors to arrange for future funding of additional acquisitions. However, the Company does not want to further dilute the ownership interest of the common shareholders. Additionally, the imminent collection of loans receivable as part of the MBM sale is expected to provide cash and capital for other acquisitions. While the Company has reason to expect the completion of these arrangements in the near future, no assurances can be given that such funds will be available.

         The Company recently acquired 100% of the common stock of Alternative Lending Group ("ALG") and all its related assets. The Company's President and CEO is currently studying several other acquisitions.

         The Alternative Lending Group Acquisition

         During January 2000, the Company closed an agreement to purchase 100% of the common stock of Alternative Lending Group ("ALG") and all its related assets.

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

         ALG has two divisions: the Wholesale Division and the Internet Online Mortgage Division. These divisions will help establish the company's national presence and substantially increase gross production over the next months.

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

         With the launch of its website in January, Alternativelending.com, ALG plans to increase its market focus from the current 23 states to nationwide, during the next 6 months. Alternativelending.com intends to become the place to shop online for a home loan. ALG will continue its Internet marketing strategy direct to customers and will compete directly with current online leaders E-loan and Mortgage.com to provide a low cost mortgage option to all customers regardless of credit history.

         During this quarter the Company established strategic Internet alliances with GetSmart.com, LoanWeb.com, LoanApp.com, and AmericanLoanSearch.com as lead sources. These Web sites provide a vast resource to obtain quality leads from all over the country. GetSmart, Loanweb and Loanapp are strictly lead sources. LoanWeb.com provides leads, for a flat price per lead, and does not promote the Company's Web site. LoanApp provides paid leads in the form of full loan applications. AmericanLoanSearch serves ALG as both a portal and a lead source.

         Recently the Company arranged the creation of Alternative Title, a new title insurance division. Through our partnership with Guardian Title, the Company now offers title insurance. The alliance creates a unique click and mortar combination allowing the Company to minimize overhead and expenses as well as close loans virtually any time, anywhere, no matter how far the distance within the 23 states which ALG is currently licensed to do business. The Company is among the first in the mortgage industry to offer this kind of innovation.

         With the passage of the Gramm-Leach-Bliley Act, permitting banks to sell insurance, and the widespread use of service bundling within the real estate industry, most providers have become members of an affiliated business arrangement. Whitehall's affiliation with Guardian Title has enlisted the services of a national title corporation, who will underwrite title insurance to the newly formed company: Alternative Title. Furthermore, all of ALG's closings will be performed by the underwriter's and third party agents workforce, within the 23 states where the Company currently has operations. The Company is negotiating with additional title insurance underwriters, who will become involved in the near future. Once these negotiations are finalized, ALG will have the essential groundwork needed to rapidly expand its services across the remainder of the United States.

         Management believes Alternative Title will provide ALG with more flexibility in pricing, underwriting, closing times and locations, and ultimately place the Company in a strong position to compete directly with on-line leaders such as E-Loan and Mortgage.com by offering a superior product and providing low cost mortgage options to all customers regardless of credit history.

         ALG is now a mortgage bank and will have more flexibility with pricing, underwriting, closing times/locations and customer communication. ALG will continue to provide more hands-on service to customers who request it, through its traditional offices located in the Midwest and Southwest regions.

         ALG's Wholesale Division will be marketing its mortgage banking services to other mortgage brokers. The Wholesale Division has allowed ALG to make every loan more profitable, thus allowing improved customer service and more competitive rates, costs and closing times.

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

RESULTS OF OPERATIONS

         The Company's continuing operations consists of the operations of ALG and DF. The finance segment related revenues consist of loan origination fees. Revenues for the quarter ended June 30, 2000 amounted to $1,580,481, compared to $452,193 for the quarter ended March 31, 2000 and $2,133,237 for the year ended December 31, 1999.

         General and administrative expenses, exclusive of stock options of $463,000 issued to directors and non employees for services rendered, amounted to $2,362,126 for the nine month period ended on June 30, 2000. Total general and administrative expenses for the nine and three months ended June 30, 2000 were $2,845,126 and $723,945.

         Interest expense of $21,328 were incurred on loans due on warehouse lines of credit during the period ended June 30, 2000.

         The Company's consolidated net loss from operations for the nine and three months ended June 30, 2000 amounted to $(766,437) and $(41,226) compared to net income of $65,797 and $53,175 for the preceding period of operations ended June 30, 1999. Net losses exclusive of expenses paid through stock options issued to directors and non employees for services rendered aggregating $483,000, would become a net loss of $(283,437) for the nine month period ended June 30, 2000. ALG's net income for the quarter ended June 30, 2000 was $70,722.

         ALG's expected revenue increase of approximately 300% in this quarter over last quarter was achieved and surpassed to 371% over the preceding quarter revenues. This is consistent with the results already achieved in July, which in turn are a direct result of the start up investments made in the quarter ended March 31, 2000.

         Since the roll out of AlternativeLending.com, ALG has been able to significantly increase consumer traffic and begin to rely on our Internet web site to supply the bulk of our mortgage leads. As discussed previously, this will not only have a positive effect on our marketing costs in the last quarter, but is also the next step in utilizing the Internet and our web site to generate 100% of our retail mortgage leads.

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

         The Company is not involved in any form of litigation, nor has it been served by anyone, however, it is currently being threatened to be sued by parties believed to be short in the Company's stock. These parties are attempting to extort a certain amount of shares from the Company by making accusations, known to be blatant lies, against the Company and the Company's CEO, Mr. Luis Alvarez.

         Management feels compelled to disclose the Company's dealings with these parties, at this time, in the unlikely event that either the Company or the CEO is served with a frivolous lawsuit. The Company is prepared to be served by such parties and possesses numerous articles of evidence defending the Company and CEO against these accusations. The Company's Board of Directors supports Mr. Alvarez in his refusal to be intimidated and believe that his tenacity and integrity will prevail once again, as it did I the bankruptcy process.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

         SIGNIFICANT SUBSEQUENT EVENTS:
         -----------------------------

         Sale of MBM

         Information relative to the sale of MBM will be presented in an 8-K by August 31, 2000.

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

ITEM 6.  FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS

    (a) Details of the sale of MBM will be available through an 8-K as by August 31, 2000.

    (b) The Company filed Form 8-K reports dated June 16, 2000, June 13, 2000, June 9, 2000, May 18, 2000, February 10, 1999, May 10, 1999 and June
         16, 1999.

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

                                            WHITEHALL ENTERPRISES, INC.
                                            FORMERLY KNOWN AS
                                            TOTAL WORLD TELECOMMUNICATIONS, INC.

                                                 (Registrant)

Date:  August 21, 2000                      By: /s/ Luis Alvarez
                                                --------------------------------
                                                Luis Alvarez, President