Form 10KSB
period 2000-09-30
WHITEHALL ENTERPRISES INC
filed 2001-01-17
CIK 846381

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended September 30, 2000

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


                                 (561) 997-5880
   --------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

Name of Each Exchange                                Title of Each Class
                                                     on Which Registered

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Securities registered under Section 12(g) of the Exchange Act:  ________

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

         Yes   X       No
             -----        -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Yes           No   X
             -----        -----

State issuer's revenues for its most recent fiscal year: $ 3,583,474
                                                          -----------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                  Common Stock, par value $.0001 per share ("Common Stock") and Preferred Stock par value $.001 per share ("Preferred Stock"), were the only class of voting stock of the Registrant outstanding on December 31, 2000. Due to the events and circumstances taking place in the operations of the Company, there have been no material exchange transactions. Based on the recent market value on the closing bid price of the Common Stock on the NASD Automated Quotation System of $0.0469 at December 31 2000 the aggregate Market Value of the 130,241,695 shares of Common Stock held by persons other than officers, directors or owners known to the Registrant to be beneficial owners "as that term is defined under the rules of the SEC" of more than 5% of the Common Stock on that date was approximately 7,866,250. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

         ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
         DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes   X       No
             -----        -----



         APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  138,107,945 shares of Common Stock, $.0001 par value, as of December 31, 2000.

                  4,000,000 shares of Preferred Stock, $.001 par value, as of December 31, 2000.

                                     PART I

         BUSINESS

ITEM 1.  DESCRIPTION OF BUSINESS

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

INTRODUCTION

         Whitehall Enterprises, Inc., formerly Total World Telecommunication, Inc., formerly International Standards Group Limited (the "Company") was incorporated under the laws of the State of Delaware on October 12, 1988. The Company, through its subsidiary, currently operates a mortgage bank licensed in twelve states and pending licensure in two additional states.

         During fiscal year ended September 30, 2000, the Company acquired Alternative Lending Group, Inc. ("ALG") and Direct Financial LLC ("DF"). These entities constitute the core of the Company's operations in the financial services sector. The Company also acquired the license to distribute and sell "DocPal," a medical diagnostic software product. Subsequent to year end the Company acquired MiB Financial Services, Inc. And MiB Group Ltd. (Indiana organizations). These companies operate a telemarketing sales business and a financial service subsidiary licensed in Indiana and Kentucky.

         The Company sold Mega Blow Moulding Limited ("MBM"), a Canadian manufacturer of plastic bottles and containers effective June 30, 2000. From its acquisition in December 1998, until the acquisition of ALG in December 1999, MBM was the Company's only operating subsidiary. As the Company carried out its planned objectives that included further involvement and commitment to financial services and new technologies, it became evident that the operations of MBM were not sufficiently compatible or synergetic with Company goals.

         The Company's plan for growth included the acquisitions of ALG, DF and DocPal during the fiscal year ended September 30, 2000. The Board of Directors is currently studying several other acquisitions. To achieve this growth and the necessary working capital, the Company is seeking commitments from investors to arrange future funding for acquisitions. While the Company has reason to expect the completion of these arrangements in the near future, no assurances can be given that such funds will be available.

BANKRUPTCY

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

         In June 1996, the Company acquired Houston-based Total National Telecommunications, Inc., doing business as Total World Telecom, Inc ("TWT"), a Tier 2 switch-based interexchange carrier that utilized digital and fiber optic facilities, with switches located in New York, Chicago, Los Angeles, Atlanta, Houston, Dallas, Kansas City and Miami as of December 31, 1996, and two additional switches in Seattle and Washington, D.C. to have been operational in early 1997.

         In the latter part of March 1997, management elected to divest itself of the two business units comprising the Company's non-telecommunications operations. These two units were Financial Standards Group, Inc., the credit union auditing operation ("FSGI"), and Real Estate Services Network Holding Corp., the real estate group ("RESN").

         The Company sold to former employees the outstanding stock in FSGI, all of which was owned by the Company. In addition, the Company sold to management of the real estate services group all of the outstanding stock in its subsidiary, RESN, as well as a commercial warehouse facility in Mount Vernon, Ohio.

         On July 23, 1997, the Company's wholly-owned operating subsidiary, Total National Telecommunications, Inc., ("TNT") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Texas. Under Chapter 11, certain claims against the Company's subsidiary in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the subsidiary continued business operations as Debtor-in-Possession. Claims secured against the subsidiary's assets ("secured claims") also were stayed, although the holders of such claims had the right to move the court for relief from the stay.

         On September 12, 1997, the case was converted to Chapter 7, and a trustee was appointed. On September 24, 1997, the assets of TNT were sold pursuant to 11 U.S.C. Section 363. Accordingly, the Company's intangible assets related to that subsidiary were written off during the year ended September 30, 1997.

         In August 1997, the Board of Directors of the Company was substantially reconstituted. The new Board, having observed the failure of TNT to successfully continue its Chapter XI case, decided to examine alternatives to maintain a level of stability with the Company for that period of time necessary for a new investor to fund ongoing and future operations for the Company. The new Board hoped to structure a transaction with a new investor which would satisfy existing Creditor Claims and preserve some value for existing stockholders of the Company. In examining all of its alternatives, the new Board concluded shortly after its appointment that the Company had no resources (financial or otherwise) to defend against any claims or actions which had been or could be asserted by Advantage Fund Limited, formerly known as GFL Advantage Fund Limited ("Advantage"), which the Company believed held in excess of 90% of the unsecured claims against the Company. In addition, the filing of the involuntary petition against the Company on December 1, 1997 left the Company with no option but to seek to successfully reorganize under Chapter 11 of the Bankruptcy Code. In order to do so, the Company needed the support of Advantage which eventually consented to the Plan of Reorganization.

         The Company's efforts resulted in (a) the Advantage Settlement Agreement, which was approved by the Bankruptcy Court, pursuant to which Advantage had agreed to support the Plan, and (b) an agreement for the Company to acquire all of the stock of MBM from a wholly-owned subsidiary of the Proponent, pursuant to which MBM would become a wholly-owned subsidiary of the Company.

         At a hearing on June 19, 1998, the Disclosure Statement was approved by the Bankruptcy Court in accordance with Section 1125(b) of the Bankruptcy Code as containing information of a kind and in sufficient detail adequate to enable a hypothetical reasonable investor typical of holders of Claims and Equity Interests of the relevant Voting Classes to make an informed judgment whether to accept or reject the Plan. On August 28, 1998, the Court approved the Reorganization Plan.

         In the opinion of the Company, as described below, the treatment of claims and equity interests under the Plan contemplated a greater recovery than that which was likely to be achieved under other alternatives for the reorganization of the Company. Accordingly, the Company believed that confirmation of the Plan was in the best interests of creditors and holders of equity interests and recommended that the creditors and holders of equity interests vote to accept the Plan.

         In summary, the Plan was based upon (a) a transfer of all Unsecured Claims and assets of the Company (excluding certain tax attributes and a portion of the Condominium Parcel Net Proceeds) to a liquidating trust of which Holders of Allowed Unsecured Claims would be the primary beneficiaries and Holders of Allowed Subordinated Claims would be secondary beneficiaries, (b) the purchase by the Company of all of the issued and outstanding stock of MBM from 1299004 Ontario Corporation ("129 Ontario"), a wholly-owned subsidiary of 1274328 Ontario Inc. (the "Proponent"), in consideration for the issuance to the Proponent of approximately 76% voting control of the Reorganized Debtor (c) the cancellation of all Existing Preferred Stock and Existing Common Stock of the Debtor, and (d) the issuance of common stock of the Reorganized Debtor to Holders of Existing Preferred Stock and Existing Common Stock of the Debtor.

RECENT DEVELOPMENTS

         Alternative Lending and Direct Financial Acquisition

On January 22, 2000, the Company closed on the purchase of ALG, an Illinois corporation from R. Jeffrey Mertz. ALG is engaged in the mortgage banking and mortgage brokerage business. Their principal office is located in Phoenix, Arizona. The following table summarizes the more significant terms of the agreement:

* The Company acquired 100% of the shares of common stock of ALG in exchange for $950,000 as working capital and 8,000,000 shares of Whitehall's common stock, which is equivalent to 4% of their 200,000,000 issued shares.

* If the Company common shares exceeds 200,000,000 shares prior to one year to the date of closing, a proportional adjustment shall be made to ALG.

* ALG represented that they were not a party to or bound by any agreement of guarantee, indemnification, surety, or indebtedness of any other person, corporation or partnership, except for trade accounts payable incurred in the normal course of operations as stated in ALG's audited financial statements as of and for the year ended December 31, 1999.

* ALG executed all necessary documents holding the Company harmless of any liability pursuant to the purchase agreement.

                                    Business

Since its formation in 1993, ALG had grown from a single-city mortgage company based in Chicago - with $38 million first year gross business - to a mortgage bank covering eight states, with $93,592,399 of mortgage loans originated and closed in 1999. ALG has focused its mortgage origination through a consumer direct marketing channel and has maintained steady growth and profitability by providing mortgage loans to fit all types of consumers' needs. This coupled with the added control that mortgage banking provides, ALG is able to make loans simultaneously profitable and competitive because of the reduction in sales commissions and expenses associated with conventional mortgage brokerage firms. Since its acquisition ALG has continued to increase loan originations through the period ended September 30, 2000.

         ALG operated two additional divisions during the current fiscal year, the Wholesale Division and the Internet Online Mortgage Division. These divisions add to ALG's operations, by providing hands-on service to customers and correspondents who request it through its traditional offices located in the Midwest and Southwest regions, and help establish the company's national presence and substantially increase gross production.

         ALG developed a new state-of-the art web-site Alternativelending.com. The focus of ALG is to increase its market share to a national level as it can provide a superior Internet online mortgage service, compared to those companies that still operate under the mortgage broker laws. Although the closing of online loans did not offer the projected results because the average borrower is not yet ready for loan technology without the human touch. The web site has instead become a source of sales leads for ALG. Consequently, ALG has redefined its marketing strategy in continuing to promote and close loans via the internet, but in a more cost effective manner that includes human contact with the borrower in key parts of the application process. Through December 31, 2000,

ALG continues to compete with other online lenders, and, because of the poor financial situation of Mortgage.com, ALG has gained market share.

         With its Wholesale Division, ALG will not only be marketing its Internet online mortgages, but also its mortgage banking services to other mortgage brokers. The Wholesale Division has allowed ALG to make every loan more profitable, thus allowing improved customer service, more competitive rates, costs and closing times.

         The current regulatory requirement and new exemption changes promulgated by the United States Department of Housing and Urban Development ("HUD"), have required ALG to redefine its markets. Predatory Lending laws recently established and the high costs of doing business in some states have led ALG to reduce the states it was licensed and operating in from twenty-seven in December 2000 to the current twelve and two additional states pending in January 2001. The decisions were made based an extensive evaluation of individual state profitability and risk factors.

         Agreement For The Sale Of Mega Blow Moulding Limited

On June 19, 2000 the Company made and entered into an agreement to sell its wholly owned subsidiary, MBM. The sale was made to Global Financial Investment, LLC, a limited liability company incorporated under the laws of Arizona. MBM is engaged in the manufacture of plastic containers for the beauty supply and pharmaceutical industries. Their principal office is located in Ontario Canada. The following table summarizes the more significant terms of the agreement:

* The Company sold 100% of the authorized capital of MBM which consists of an unlimited number of common shares, of which two hundred forty (240) common shares are issued and outstanding.

* Global Financial Investment will pay the Company $500,000.00 in fifteen (15) equal monthly installments of $33,333.00 to commence at time of closing.

* Global Financial Investment will pay the Company $150,000.00 in fifteen (15) equal monthly installments of $10,000.00 for contract administration to commence at time of closing.

* Global Financial Investment will pay $500,000 due June 1, 2001 plus accrued interest of 5%.

* Global Financial Investment shall pay to the Company $1,100,000.00 commencing November 15, 2000 to fund a marketing campaign of a future acquisition.

* Global Financial Investment has also agreed to pay an additional $1,397,000 when these amounts are collected from MBM. All notes are collateralized by real estate property valued at $2,150,000.

* The Company represented, to their knowledge, that MBM is not a party to or bound by any agreement of guarantee, indemnification, surety, or indebtedness of any other person, corporation or partnership, except for trade accounts payable incurred in the normal course of operations.

                                    Business

Since its formation in 1984, MBM had operated as a specialized custom molder or manufacturer of plastic bottles and containers for use in the pharmaceutical, health and beauty, household cleaner and food product industries.

During the year ended September 30, 1999, the Company focused its resources in an effort to successfully carry out the objectives approved by the Bankruptcy Court in its Chapter XI Reorganization Plan. The Company continued to oversee the operations of MBM, which was its only operating subsidiary during the quarter ended December 31, 1999 and was an integral part of operations for the quarter ended March 31, 2000. During the course of the prior year, management evaluated the operations of MBM to determine whether they were sufficiently compatible and synergetic with Whitehall's planned acquisition candidates. Management determined that MBM's operations were not complementary.

Other considerations that impacted on Whitehall's management decision to sell MBM were:

* Failure of MBM to comply with its responsibilities as set forth by an agreement between MBM and Whitehall. Also, MBM's inability to produce the necessary documentation in a timely manner.

* The sale of MBM would produce sufficient cash to acquire other financial service industry companies and biotechnology companies. These companies are more in line with Whitehall's philosophy of growth.

* Companies under consideration are located within Whitehall's geographical area. Proceeds from the sale of MBM will leave significant surplus of equity for these future acquisitions and/or existing operations.

* The immediate need for Whitehall to receive cash to close its future acquisitions without any further dilution of common shareholders at current stock prices.

   Agreement For The Purchase of License of Software Known as
   "DocPal Medical Review" from Windmill Scientific Corporation

On August 23, 2000, the Company closed on the purchase of the license to market a software known as "DocPal Medical Review" (the "License" or the "Licensed Product") from Windmill Scientific Corporation ("Windmill"). The licensed product is medical software for humans, written in English and Spanish, containing information about general internal medicine. The software is composed of three main sections:

1. Written medical information on general internal medicine topics, accompanied by multimedia that complements the specific topic.

2. Four interactive laboratory consultants that guide the user in interpreting laboratory data. These consultants include Blood Test, Liver Function Tests, Pleural Effusion Analysis and Thyroid Function Tests.

3. A Differential Diagnosis Finder that generates a differential diagnosis based on the selected clinical presentation.

Under the terms of the agreement, Whitehall will possess exclusive worldwide rights to market and distribute the software for 15 years. The following summarizes the more significant terms of the agreement:

o Windmill granted to the Company an exclusive royalty bearing license during the term of the Agreement to use the License to market the software throughout the world in all formats and media except as provided below. Notwithstanding the foregoing, Windmill retained the exclusive right to license, market and sell the License in all formats and media, except for use on an Internet website, pursuant to all agreements, joint ventures and licenses (and renewals or amendments thereof) with respect to DocPal to which Windmill is a party as of June 2000. These include a one year representation agreements with third parties in Colombia, Costa Rica, Dominican Republic, Honduras, Mexico and Venezuela. There is also in place a representation agreement with third parties in Brazil for 7 months and both Argentina and Uruguay for 90 days. Whitehall, however, has a first right of refusal on all of these countries when said representation agreements expire.

o In consideration of this Agreement, the Company shall pay to Windmill the following:

1. License Fee. A nonrefundable initial license fee of $500,000, payable in 15 equal installments of $33,333 commencing on August 23, 2000 and on the next 14 -15th days of each month commencing September 15,2000.

2. Profit Participation. An annual fee payable on or before the last day of February of each year equal to 25% of the Net Profits for the preceding year inuring to Licensee from the Licensed Product. "Net Profits" as used herein shall mean all revenues received in connection with the Licensed Product ("Revenues"), from whatever source, of the division or subsidiary whose sole revenues and expenses relate to the Licensed Product including all fees, sales and advertising revenues, linkage revenues and user fees from the Licensee Site, less operating expenses determined in accordance with generally accepted accounting principles. Excessive benefits, excessive salaries, excessive bonuses and excessive incentive compensation shall be excluded from such operating expenses.

3. Royalties. An annual royalty fee equal to 7.5% of Revenues for each year (commencing with the calendar year 2001). The royalty fee for the year 2001 shall be paid in the year 2002 in four (4) equal installments. Each installment shall be paid after the end of each fiscal quarter (payable on or before the last day of the following month). After the year 2001, the royalty fee for each remaining year of this Agreement will be payable on or before the last day of February of the following year.

4. Debenture. A convertible debenture issued in the name of Windmill and delivered contemporaneously with the execution of the Agreement in the principal amount of $2,150,000. The debenture is incorporated in the Exhibits.

o Windmill has executed all necessary documents holding Whitehall Enterprises, Inc. harmless of any liability pursuant to the purchase agreement.

                                    Business

DocPal is an advanced state-of-the-art program, offering the most current medical information gathered from universities and health organizations across the globe. All subjects, functions and pertinent information are accessed instantaneously, eliminating the need for lengthy index searches. Additionally, the software contains an extensive database of over 600 diagnoses with corresponding signs, symptoms, procedures and treatments, and can be used in conjunction with a medical knowledge base via an intricate system wherein the physician can view the relationships between a diagnosis and its corresponding signs, symptoms, procedures and medications. With DocPal, a doctor simply enters specific symptoms and the software indicates what tests to administer. After tests determine the health problem that exists, the software provides specific treatment information.

Due to the dynamic nature of medicine, physicians are faced with the challenge of frequent updates. With DocPal, medical updates will be available to registered users on a continuous basis. It is the Company's plan to create an Internet portal that will provide recurring revenue by providing access to an unlimited number of users including but not limited to, physicians, physician assistants, medical students, insurance companies, health maintenance organizations and facilities such as hospitals, clinics and private practices worldwide.

                         ALTERNATIVE LENDING GROUP, INC.

ALG Operations

Alternative Lending Group ("ALG") commenced operations in 1993 as a full service mortgage broker. Over the last seven years ALG has transformed itself from a single-city mortgage broker to a mortgage bank currently conducting business in 13 states. The company has focused its mortgage operations through a consumer direct channel and has maintained steady growth even through down markets by providing conventional, non-conventional, government and niche loan products. ALG continues to develop a regional business in specific areas of the United States where the banking climate and lead generation results are optimum.

Wholesale and Online Mortgage Division

ALG continues to develop its wholesale and Internet online mortgage divisions. The wholesale division has experienced strong growth in terms of volume most of which has come from the growing retail arm of ALG. The wholesale division has provided necessary product and has cut closing time to the ALG customer from an average of 3 weeks to an average of 2 for these internal products. The wholesale division is an important part of the future of ALG and it will play a much larger role in the months to come. The online Mortgage division is keeping pace in a difficult and ever-changing environment. The dot-com world has been a tough business to manage over the last year and this division has held it's ground and is ready to grow with the consumer's demand.

Web Site

The launch of the Alternativelending.com web site has been a growing source of leads for the ALG sales force. This web site not only produces applications for ALG retail but also offers the consumer a virtual confirmation of the person they are dealing with via phone, mail or the internet. ALG continues to reshape and apply its Internet marketing strategy direct to customers and competes directly with other online lenders such as e-loan and quicken-loan. The goal is to provide a low cost niche mortgage option to all consumers regardless of credit histories.

Competition

The mortgage broker/lending industry has been undergoing dramatic changes over the past year. Various competitors have been forced out of the business due to the slowdown in the refinance market. The industry is sensitive to higher interest rates that the past year has brought, along with low unemployment and higher average hourly income. These two factors affected the refinance and debt consolidation markets. Pricing pressure has also been a problem for both the retail and secondary markets. This has required mortgage banks to price their loans cheaper to the consumer netting smaller profits as well as selling loans on the secondary markets at a lower price.

In response to recent trends, ALG has been innovative in its marketing approach and has provided niche products to its customers. The promotion of these various niche products has allowed ALG to increase sales throughout the year and keep a constant profit per loan. The customer has continued to demand these more profitable niche products allowing ALG to become more cost effective in its marketing efforts. ALG is also benefiting from the market pressures on its competitors by procuring experienced loan officers from other companies. The wholesale division has remade itself into a smaller, more responsive, and most importantly, profitable group. Reacting to the current pricing and funding risks of the sub-prime markets, the wholesale division has directed its attention towards the more stable and predictable conforming arena. The increased lead flows to the sales force has produced increased volume for the wholesale division to select the more profitable loans to sell off in the secondary market. It is believed that ALG's reaction in these areas is generating a more constant flow of business from its retail operation to the wholesale unit.

In the future months ahead ALG expects to benefit from the prospects of a lower interest rate environment, continued recruitment of experienced loan officers and the marketing of its niche mortgage products. The lead generation system that feeds the sales force is capable of supporting twice the current number of loan officers. ALG expects to expand its marketing to specific areas to generate higher closing ratios at a higher profit per loan rate. The increasing customer and prospective customer databases continue to grow and will be a significant source of new business in a lower interest rate market. An increase in originations will have a direct impact on the restructured wholesale arm of ALG. It is believed that any volume increase on the front end will produce increased profits through the wholesales division. Secondary market pricing is cyclical and ALG stands to benefit going forward from a wider spread on the loans it sells to that market.

Title Division

ALG has been slow to benefit from its tittle affiliation due to poor economics in terms of title premiums where current title business is generated. It is anticipated that the diversification of ALG business to states where premiums are more profitable will develop into an important revenue source.

Regulation

The mortgage loan origination operations of ALG are subject to the rules and regulations of the Federal Housing Administration, the Veterans Administration or state regulatory authorities, with respect to originating, processing, underwriting, selling and servicing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations, establish eligibility criteria, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on prospective borrowers, regulate payment features and, in some instances, fix maximum interest rates, fees and loan amounts. Failure to comply with these requirements can lead to a loss of approved status, demand for indemnification or loan repurchases, litigation or administrative enforcement actions. There can be no assurance that ALG operations will obtain full compliance with current laws, rules and regulations or any more restrictive laws, rules and regulations which may be adopted in the future which could make compliance more difficult, more costly or which may limit or restrict the amount of interest and fees that may be earned or charged on mortgage loans originated, serviced or purchased by ALG.

Employees

As of September 30, 2000, ALG employed a total of 40 loan officers and 48 full time employees including 3 executive officers and 15 managerial and support staff. ALG contracts with an employee leasing company for payroll and benefit purposes.

                                HAIRBIOTECH, INC.

Introduction

         Hairbiotech, Inc. ("HBI"), a Nevada Corporation, is a developmental stage company that intends to enter the hair growth stimulation and hair loss prevention industry by marketing its hair growth and hair loss prevention technologies. The founders of HBI initially signed a Research and Development Agreement and License Agreement with the University of Miami (FL) regarding HBI "Hair Growth Factor" technology. The patent for this technology was granted on February 1, 1998 and this patent and related technology was licensed to HBI. The second technology regards the prevention of chemotherapy-induced hair loss. The patent for this technology was granted on February 1, 1997, and has received FDA approval for clinical testing. The third technology patent was granted to HBI in November, 1997. This technology seeks to prevent hair loss due to oxidative damage, i.e., hair dye, sunlight, and pollution. Currently, HBI is also involved in the development of products designed to combat as well as counter the visible effects of aging on hair, in particular alopecia.

History of Industry

         The hair growth and hair loss prevention industry has long known that hair is a fully cornified structure that results from the complete maturation of follicular matrical cells emanating from the hair follicles. It is also known that hair loss in the majority of cases is determined by the stage of growth of the hair follicle. The hair follicle has three stages of growth: anagen, the active growth cycle; catagen, the resting cycle; and telogen, the regression of the hair follicle leading to hair fallout. For the past several years, intense efforts have been applied to identify the factors that regulate the active hair follicle growth cycle. Maintaining the hair follicle in a healthy and actively growing status would translate to healthy hair.

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

         First, HBI believes that it can immediately offer its clients an alternative method for reducing the deterioration of the HG due to oxidants and free radicals through products that are currently ready for production. These products are generated from proprietary technology referred to as the "A/O technology" and will be offered to its clients in the form of a lotion, cream, sunscreen, emulsion, liposomes and shampoo or conditioner formulation. These products will be provided to individuals, through third party cosmetic companies, who have a hair thinning condition, who are experiencing hair loss actively, and who dye their hair.

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

         Although there are thousands of experiments providing that oxidants cause injury to the skin "wrinkles" and a great amount of publicity about the salutary health effects of antioxidants that prevent the skin injury, HBI believes that it is the first company to prove that the same theory applies to the hair. HBI's antioxidant for the hair is HBI's exclusive intellectual property as stated in its patent. The Antioxidant (A-O) technology will be widely marketed to individuals who are experiencing thinning of the hair due to regular hair drying or natural hair loss. This totals a number in excess of 60,000,000 potential customers - both men and women - in the United States alone, with over 100,000 new potential U.S. customers emerging each year.

         Secondly, the D3 technology will be used by chemotherapy patients who are experiencing concomitant hair loss. The vitamin D3 technology is a pharmaceutical product and does require human studies before it can be marketed. The FDA has approved such human studies for this technology, and HBI has initiated such studies on the technology in collaboration with a large pharmaceutical company. Management of HBI estimates that products based on this technology will be delivered to the market within two (2) years.

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

         Management believes that it is quite important to recognize the significance of the fact that the HGF technology is derived from a human hormone and is therefore not a drug. It is in this respect that management believes HGF products will be distinguished from current market leaders Rogaine and Propecia. Specifically, because the HGF products are human hormones, management believes that they will be as effective for women as men. Rogaine and Propecia are not as effective for women as for men. Moreover, management believes HGF products will have a higher rate of effectiveness for men than the 20-30% rate touted by Rogaine and Propecia.

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

         As pharmaceutical products, management believes that the Vitamin D3 technology and the hair growth factor technology will also be licensed and/or sub licensed to a pharmaceutical industry leader. Management believes that market penetration enjoyed by such a large pharmaceutical company or any other company that HBI enters into agreement with will generate significant sales for the technology without requiring HBI to allocate resources to the development of its own marketing infrastructure.

Strategy

         HBI's objective is to grow earnings and revenues by licensing or assigning its technologies to large, well-established companies in the cosmetics and pharmaceuticals industries. HBI believes that these large, well-established firms will utilize their own trademarks in the marketing and distribution of products derived from and/or based on technologies. HBI intends to require royalty agreements from its licensees and assignees in addition to the aforementioned fees. Such relationships are currently in negotiations and therefore will not be discussed until the terms are finalized.

         Management believes that its first source of revenues will be derived from the A/O technology. The product of this technology is ready for immediate production as soon as HBI executes and agreement with a cosmetic concern. Company representatives are currently having discussions with a large cosmetic company.

         The Vitamin D3 technology, which is already approved by the FDA for clinical trials, is expected to generate revenues through royalty fees within two (2) years.

         The hair growth factor, in management's opinion, is the most potentially rewarding in terms of its revenue-generating potential. However, management believes that it is still too early to accurately determine when this product will be ready for production. Alternatively, HBI itself could market and distribute products derived from and/or based on HBI's technologies via direct sales and infomercials.

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

         In the hair growth technology industry, the only FDA approved competing products to date are Rogaine and Propecia. Unlike HBI's human hormone, in the HGF technology, however, both of these products are chemicals with significant side effects, i.e., possible impotence in the case of Propecia. In addition, both of these products have a low percentage of efficacy, and Propecia is limited in its use for men only.

Competition

     Industry Background

  General

         The FDA strictly regulates the hair growth and hair loss prevention industry. Management believes the HBI patent has been proven effective in protecting against chemotherapy-induced alopecia. HBI believes that there is currently no significant competition for the treatment of chemotherapy-induced alopecia. The Vitamin D3 technology, which has been created to protect against chemotherapy-induced alopecia and has been recently approved by the FDA for clinical testing, will be marketed specifically to those individuals who are cancer patients and are undergoing chemotherapy.

         In the hair growth technology industry, the only FDA approved competing products are Rogaine and Propecia. Unlike HBI's human hormone, the "hair growth factor", both of these products are chemicals with significant side effects, i.e., possible impotence in the case of Propecia. In addition, both of these products have a low percentage of efficacy, and Propecia is limited in its use for men only.

         Although there are thousands of experiments providing that oxidants cause injury to the skin "wrinkles" and a great amount of publicity about the salutary health effects of antioxidants that prevent the skin injury, HBI believes that it is the first company to prove that the same theory applies to the hair. HBI's antioxidant for the hair is HBI's exclusive intellectual property as stated in its patent. The Antioxidant (A-O) technology will be widely marketed to individuals who are experiencing thinning of the hair due to regular hair drying or natural hair loss. This totals a number in excess of 60,000,000 potential customers - both men and women - in the United States alone, with over 100,000 new potential U.S. customers emerging each year.

Intellectual Property and Proprietary Rights

         HBI regards its hair growth and hair loss prevention technologies as proprietary and has protected them using a combination of some or all of the following measures: copyrights, patents, trademarks, and trade secret laws, employee and third-party nondisclosure agreements and other methods of protection. There can be no assurance that these measures will be adequate or that HBI's competitors will not independently develop technologies that are substantially equivalent or superior to HBI's technologies. It may be possible for unauthorized third parties to copy or reverse engineer portions of the products developed with HBI's technologies or otherwise obtain and use information that HBI regards as proprietary. Furthermore, the laws of certain foreign countries in which HBI's products are or may be developed, manufactured or sold may not protect HBI's products or intellectual property rights to the same extent as do the laws of the United States and thus makes the possibility of unauthorized use of HBI's products more likely. Significant and protracted litigation may be necessary to protect HBI's intellectual property rights. Such litigation would likely result in significant expenditures and the diversion of management's attention. Any such litigation involving HBI could have a material adverse effect on HBI's business, financial condition and results of operations.

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

         The HGF technology is patented under U.S. Patent Number 8,570,411. The technology is the property of the University of Miami and Dr. Jimenez. Hairbiotech of Florida retained an exclusive license from the University of Miami for the entire life of the patent

         The Antioxidant technology is U.S. Patent Number 8,745,911 and is the property of Dr. Yunis and HBI.

Government Regulation

         HBI's products are subject to strict federal, state, and local law/regulations. The hair growth and hair loss prevention industry is highly regulated and closely monitored by the FDA. The only FDA-approved competing products at this time are Rogaine and Propecia. HBI acquired the patent for the first drug proven effective in protecting against chemotherapy-induced alopecia in the animal model. After demonstrating that HBI's product will provide protection against chemotherapy-induced alopecia, HBI has received FDA approval for clinical trials. There is currently no competition for the treatment of chemotherapy-induced alopecia. However, the hair growth and hair loss prevention industry is currently dominated by companies that have substantially greater capital, marketing, and research and development resources than the Company. And while HBI will seek to protect its current patents and technologies, there can be no assurance that HBI will be competitive or ever establish a significant market share.

Research and Development Over the Last Two Years

         Management of HBI estimates that research and development costs over the last three years amounted to $250,000. These costs were paid by HBI, Hairbiotech of Florida and the scientific personnel involved in the research and development activities. No research and development costs were borne directly by customers.

Environmental Laws

         HBI or its management is not aware of any noncompliance issues with federal, state or local environmental laws.

Employees

         HBI currently has no (0) full-time employees and three (2) part-time employees. None of the personnel is covered by a collective bargaining agreement, and HBI considers its relationships with its employees to be very good.

                                   LITIGATION

         The Company reported in its last Form QSB for the quarter ending June 30, 2000, that it was not involved in any form of litigation, nor had it been served by anyone, however, it was being threatened of being sued by parties believed to be short in the Company's stock. Some of these parties are still attempting to extract a certain amount of shares from the Company by making accusations, known to be blatant lies, against the Company and the Company's CEO, Mr. Luis Alvarez. Management believes that these parties are filing frivolous complaints and motions in their continued efforts to receive a specified amount of common shares, but without having to expose themselves to any sort of testimony. Thus, the following has been their course of action:

         (1) On February 22, 2000, CVI Group ("CVI"), a Canadian joint venture, and others associated with CVI (collectively, "Plaintiffs"), filed in Palm Beach County, Florida, Circuit Court, but did not serve, an action styled CVI Group, et al. V. Whitehall Enterprises, Inc. and Luis Alvarez, Case No. CL 00-1807 AB (the "Lawsuit"). The Lawsuit is a desperate attempt to unwind certain arms-length transactions in the shares of Whitehall Enterprises, Inc. ("Whitehall") to which a Plaintiff or various Plaintiffs is a party, including a July 30, 1999 written agreement affording Whitehall's CEO, Luis Alvarez ("Alvarez"), the option to purchase from plaintiff, 1274328 Ontario, Inc., four million (4,000,000) shares of Whitehall preferred stock (collectively, the "Transactions"). Plaintiffs falsely depict themselves as victims of a scheme by defendants to increase demand for Whitehall shares. They complain also of damage resulting from threats of physical harm allegedly made by Mr. Alvarez.

         There is absolutely no merit whatever to the Lawsuit. Mr. Alvarez did not threaten Plaintiffs as alleged in the Lawsuit, nor are Plaintiffs otherwise entitled to relief from the Transactions. Whitehall and Mr. Alvarez will seek dismissal of the Lawsuit, attacking, among other things, the sufficiency of Plaintiffs allegations and of Plaintiffs efforts to serve upon them a summons and complaint. If an when they are required to answer the Lawsuit, Whitehall and Mr. Alvarez will assert against Plaintiffs claims of their own.

         (2) On March 27, 2000, 127 Ontario and 129 Ontario ("Ontario"), a related party of CVI, filed a Motion with the United States Bankruptcy Court, Southern District of Florida to require the Company to fulfill certain terms of the Court's Confirmation Order of September 8, 1998, specifically payment of $75,000 in cash, issuance of 4,000,000 shares of Preferred Stock and the appointment of three of the five directors of the Company. Coincidentally, the attorneys for Ontario, which also represent CVI, did not notify the Company attorneys and an Order was granted by the U.S. Bankruptcy Court on October 16, 2000 to this effect.

         On October 25, 2000, the Company moved to vacate the Order on the basis that each of the matters ordered by the Court had been previously satisfied and fulfilled by the Company. Based on these circumstances, the Company believes that it will be in a position to demonstrate essential compliance with the Court's Order and, consequently, there should be no impact on the Company's operations since it has satisfied previously the specific terms of the Order.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's executive offices are located at 801 Brickell, Avenue, 9th Floor Miami, Florida 33131. These premises are being rented on a month to month basis.

         ALG's corporate headquarters are located at 25899 West 12 Mile Road, Suite 350, Southfield, MI 48034. ALG operates additional offices located at:

Y 235 North Leroy, Fenton, MI 48430 Y 1430 East Missouri, Suite 155, Phoenix, AZ 85014 Y 3060 Ogden Avenue, Suite 204, Lile, IL 60532

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

ITEM 3.  LEGAL PROCEEDINGS

         On December 22, 2000 the Company filed in Superior Court of the state of Arizona, County of Maricopa a complaint styled Whitehall Enterprises, Inc., a Delaware corporation; and Alternative Lending Group, Inc., an Illinois corporation, Plaintiffs, v. R. Jeffrey Mertz and Kelly Mertz, husband and wife, Defendants., Case number CB2000022536. The complaint charges the Defendants with Breach of Contract, Conversion, Breach of Fiduciary Duty, Fraudulent Conveyance and Unjust Enrichment.

         Subsequent to the acquisition of ALG by Whitehall and pursuant to an Employment Agreement, Mr. Robert Jeffrey Mertz ("Mertz") continued to be employed as the President of ALG. In that capacity, Mertz retained significant control over ALG's corporate accounts and operations. Mr. Mertz abused his authority and misappropriated ALG's funds for personal use to the detriment of ALG.

         At all times relevant to the allegations set forth in the complaint, a fiduciary and agency relationship existed between Mertz, ALG, and Whitehall, as the sole shareholder of ALG and Mertz owed a duty of care and loyalty to ALG and Whitehall. Mertz's conduct constituted a breach of his duties of care and loyalty to ALG and the Defendants were enriched by the wrongdoing described in the complaint and the Plaintiffs were unjustly deprived of assets as a result of the Defendants' wrongdoing. There is a connection between the Defendants' enrichment and the harm caused to Plaintiffs. Therefore, the Plaintiffs are seeking relief from the Court in favor of Plaintiffs and against Defendants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

         PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on OTC:BB under the symbol "WTHL." On October 15, 1996, the Company under previous management, amended its Certificate of Incorporation and undertook a one-for-fifteen (1:15) reverse split of its outstanding Common Stock. The following table sets forth the high and low bid quotations for the Common Stock since the commencement of trading and for the periods indicated. These quotations reflect prices between dealers, and do not include retail mark-ups, mark-downs or commission and may not necessarily represent actual transactions.

                                                               High      Low
                                                               ----      ---
October 1 - October 31, 1998                                  $ 0.05   $0.00*
October 30 - December 31, 1998                                $ 0.04   $0.00*
January 1 - February 19, 1999                                 $ 0.09   $0.01*
February 20 - March 31, 1999                                  $ 0.15   $0.02*
April l, - June 30, 1999                                      $ 0.08   $0.01
July 1, - September 17, 1999                                  $ 0.15   $0.03
September 18 - December 31, 1999                              $ 0.20   $0.03
January 1 - February 19, 2000                                 $ 0.28   $0.03
February 20 - March 31, 2000                                  $ 0.38   $0.03
April l, - June 30, 2000                                      $ 0.30   $0.09
July 1, - September 30, 2000                                  $ 0.17   $0.08
October 1 - December 31, 2000                                 $ 0.14   $0.03

         *After May 1997, the Company had no significant operations. Consequently,, there were no authoritative or authentic bid quotations Between May, 1997 and February 1999.

         As of December 31, 2000, the approximate number of holders of the Company's Common Stock was approximately 9,300.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

PLAN OF OPERATIONS

         During the year ended September 30, 2000, the Company focused its resources in establishing a presence in the financial services industry as a national mortgage lender. The most important goal was to increase the amount of mortgage loans originated. Once achieved, with the acquisitions of ALG, DF, and MiB, the Company was licensed and operating in twenty-seven states until December 2000. However, due to Predatory Lending laws recently established and the high costs of doing business in some states have led ALG to reduce the states it operates in to the current twelve and two additional states pending licensure in January 2001. Currently, resources are also being provided to increase marketing efforts to originate more loans. The details of these acquisitions are presented in Part I, Item I - Recent Developments and - Alternative Lending Group, Inc., in this report.

         To achieve growth, the Company needed capital to acquire the targets and fund the transactions. This was achieved, in part, through the sale of MBM as discussed in Part I, Item I - Recent Developments and through loans as discussed in Part II - Item 6 - Liquidity and Capital Resources in this report.

         Effective June 30, 2000, the Company sold MBM. With the proceeds and obligations received with the sale of MBM, the Company purchased the license to the distribution rights of "DocPal" from Windmill. The details of the transaction are also discussed in Part I, Item I - Recent Developments in this report.

         On October 3, 2000, Alternative Lending Group, Inc., a wholly owned subsidiary of Whitehall Enterprises, Inc., acquired MiB Group Ltd., an out-source telemarketing company based in Indianapolis and MiB Financial Services, Inc., a mortgage brokerage company licensed to conduct business in Kentucky and Indiana, wholly owned by MiB Group Ltd. (collectively known as "MiB"). The following table summarizes the more significant terms of the agreement:

* Alternative Lending Group acquired 100% of the ownership of MiB in exchange for 900,000 shares of Whitehall's common stock, which is equivalent to .5% of its 200,000,000 issued shares. The total interest in MiB was acquired from Scott
J. Weaver and Michael Beasley.

* Of the 900,000 common shares of Whitehall, 450,000 shares will have a value twelve (12) months from October 3, 2000 of $450,000. As additional consideration, ALG agrees to retain Scott J. Weaver as a consultant to be paid an annual salary of $1 plus health/dental benefits under MiB's existing plan. Weaver and Beasley signed non compete agreements with ALG for three years and six years, respectively.

* MiB represents that they are not a party to or bound by any agreement of guarantee, indemnification, surety, or indebtedness of any other person, corporation or partnership, except for trade accounts payable incurred in the normal course of operations.

* MiB has executed all necessary documents holding Whitehall Enterprises, Inc. harmless of any liability pursuant to the purchase agreement.

MiB Group Ltd. provides marketing support and fulfillment services from its Indianapolis call center to companies across America. Utilizing a 12-hour call center (from 9:00 a.m. to 9:00 p.m. weekdays), MiB's 40 telemarketing employees specialize in providing in/outbound telemarketing services for the mortgage and financial industry (most notably in B, C and D refinancing debt consolidation). MiB has assisted in excess of 700 clients grow their business. MiB's client roster includes large, medium and small mortgage bankers; however, the company also performs a variety of calling for insurance companies, fixed annuities and home improvement lead generation. While the company does not currently market credit cards, there are plans for expansion.

         Whitehall's objective in this acquisition was to acquire a profitable business that would complement Whitehall's other operations. ALG and their subsidiaries have the need to be marketed. Management believes that having MiB in our fold will cut expenses as it will eliminate the need to out-source the essential marketing function. Furthermore, MiB Group's mortgage brokerage business will immediately grow exponentially and become more profitable with ALG's operational and back office support in both Indiana and a new state added to the roster, Kentucky.

         As a subsidiary of Whitehall Enterprises, MiB will now have the means to approach expansion into additional service offerings with brand name recognition. Although MiB has the capacity to expand its operations, in terms of a proven product, it has lacked the necessary backing to do so. This union will immediately impact MiB by providing that essential link.

         HBI will continue with its research and development relative to the prevention of hair loss in conjunction with the University of Miami School of Medicine. The Company and HBI are currently negotiating with multinational industry leaders for the funding of clinical trials, ongoing research and marketing of products.

         Upon completion of preliminary trials and execution of an Option Agreement, a leading pharmaceutical company will be responsible for funding 100% of Hairbiotech's human clinical trials and ongoing research, as well as, supplying adequate bulk topical compound needed to complete the study. The term of the study will commence within 30 days of the FDA's acceptance of the application. Per the agreement, Hairbiotech is not required to pay for any of the research or costs associated with the product. The pharmaceutical company will furnish Hairbiotech with $1,200,000 in milestone payments. In exchange for the pharmaceutical company's patronage, Hairbiotech will grant it an option to acquire an exclusive worldwide license to the patent and all applications of the study. The pharmaceutical company will utilize its resources to manufacture, market and sell the product(s) and submit associated reports to Hairbiotech. Upon commercialization, the pharmaceutical company is obligated to document sales of the product(s) and submit royalty payments to Hairbiotech.

During fiscal year ending 2001, the Company will focus on carrying out the following objectives:

o Increase the amounts of loans originated and secure more favorable terms in the warehouse lines of credit for ALG group. Concentrate on increasing revenues and profits within profitable markets and not just increasing the number of states.

o Continue efforts to promote HBI patents and execute a royalty agreement to generate revenue.

o Generate revenues by marketing DocPal through a joint venture with one of several candidates.

o Make two acquisitions that will have an immediate, positive impact on the Company's balance sheet in terms of equity, and generate net income.

         Cash flows from the collection of loans and operations of ALG should provide the liquidity necessary to meet obligations of the next 12 months.

         During the year ended September 30, 1999, the Company focused its resources in the effort to successfully carry out the objectives approved by the Bankruptcy Court in the Company's Chapter XI Bankruptcy Reorganization Plan. The most important goal was to overview the operations of MBM.

         For the year ended September 30, 1999, the Company's plan for growth included the acquisitions of MBM and Hairbiotech. The details of these acquisitions were discussed in "Recent Developments" in Part I, Item 1, of the Company's Form 10-KSB filed for that year.

         The CEO continues to study several other acquisitions and specifically, negotiating with the principals of two acquisition candidates. To achieve this growth and the necessary working capital, the Company will require additional funding. The Company has received preliminary commitments from investors to arrange for future funding for acquisitions. While the Company has reason to expect the completion of these arrangements in the near future, no assurances can be given that such funds will be available.

         On November 10, 2000, Mr. Robert Jeffrey Mertz, his wife Kelly Mertz, Mr. Jonathan Reece and several other individuals were terminated from ALG by Mr. Luis Alvarez. Mr. James P. Mack, the former CEO of Direct Financial who is responsible for over 80% of ALG's revenue and all of its profit, replaced Mr. Mertz as CEO of ALG. Furthermore, the Company has filed a complaint against Mr. and Mrs. Mertz in the State of Arizona's Superior Court in Maricopa County for Breach of Contract, Conversion, Breach of Fiduciary Duty, Fraudulent Conveyance and Unjust Enrichment. The Company expects to be filing an amended complaint to include other charges and is currently evaluating the circumstances to determine if any legal actions against any other parties are necessitated.

RESULTS OF OPERATIONS

         The Company's operations consists almost entirely of the operations of ALG. Revenues consist of commissions and fees earned on mortgage loans closed and sold with no recourse to institutional investors.

         Revenues from sales for the period from January 1, 2000, the effective date of the ALG purchase through September 30, 2000, were $3,583,474. This amount included revenues from DF from March 23, 2000, the date the Company closed that transaction. Pro-forma combined revenues from ALG and DF from their prior fiscal year (December 31, 1999) amounted to $4,501,272. This represents an increase of 28.7% over comparable periods. (Comparable periods were determined by multiplying ALG 1999 revenues of $2,133,287 by 75% (9/12 months - January to September) and adding to DF 1999 revenues of $2,367,985 by 50% (6/12 months - March to September). These amounts total comparable revenues of $2,783,958).

         General and administrative expenses were $5,003,413 or 139.6% of sales for the period ended September 30, 2000. General and administrative expenses for ALG amounted to $3,908,491 or 109.1% of revenues for the short period referred to above.

         Management is currently placing emphasis in attaining greater profitability through cost cutting measures in ALG and DF operations.

         Interest expense incurred of $141,557 in ALG was paid in warehouse lines of credit used to close loans originated.

         The Company's consolidated net income for the year amounted to $190,563 compared to net income of $74,370 for the year 1999. Net income for this period consists principally of the reclassification of net income in MBM operations of $78,003 to net income from discontinued operations due to the sale of MBM.

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

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2000, the Company had operating cash on hand of $57,380. As compared to cash on hand at September 30, 1999 of $2,264. At September 30, 2000, the Company had a negative working capital ratio of current assets to current liabilities of approximately .879 which improved from a comparable ratio of .528 at September 30, 1999.

        The long term portion of debt at September 30, 2000 consisted of installments due on capital lease and loan obligations of $94,146, convertible debenture of $2,150,000 issued for the purchase of DocPal Medical Review software license, and loans of $626,070 due to an investor group that was issued common shares in lieu of payment on October 31, 2000. The convertible debenture referred to above is subject to conversion at $1 per share until February 28, 2002, the maturity date. Afterwards, the conversion rate becomes the average closing bid price per share for the five trading days prior to the notice of conversion.

        The long term portion of debt at September 30, 1999 consisted of loans due to the Royal Bank of Canada. The bank indebtedness was secured by a registered general assignment of book debts and a general security agreement, a guarantee and postponement of claim in the amount of $1,397,000 by 129 Ontario, assignment of all shares of the company, postponement and assignment of all shareholder debt and an assignment of Keyman insurance. MBM had violated certain covenants with respect to the operating loans. While the bank had been advised of this, they did not expressly waive the conditions. The Company was relieved of all responsibility upon the closing of the sale of MBM.

        Cash flows provided by operating activities during the year ended September 30, 2000 were approximately $633,183. The cash provided by operations was used to pay for the expenses of the Company and service debt. Cash used in operating activities for the year ended September 30, 1999 was approximately $490,576.

        Cash flows used in investing activities during the year ended September 30, 2000 were approximately $2,621,228 used to acquire the ALG and DF common stock and the DocPal Medical Review software license. Cash flows used in investing activities during the year ended September 30, 1999 were approximately $109,210 used to acquire the HBI patents and to purchase capital assets required for manufacturing processes in MBM. Cash flows provided by investing activities during the year ended September 30, 2000 were approximately $549,910 consisting of the proceeds from the sale of MBM.

        Cash flows from financing activities during the year ended September 30, 2000 were provided by loans advanced to meet the working capital agreement requirements in the acquisition of ALG (as discussed above and in the financial statements). These loans were paid by the issuance of common stock on October 31, 2000. Cash flows used in financing activities during the year ended September 30, 1999 consisted mainly of changes in loans receivable balances from 129 Ontario and debt service costs in the form of capitalized deferred charges and loan costs and other loan payments required under the agreements between MBM and the Royal Bank of Canada.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements and supplementary data are included under Item 13(a)(1) and (2) of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

         PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE UNDER SECTION 16(a) OF THE EXCHANGE ACT

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

     Name                    Position                            Age
     ----                    --------                            ---
Luis Alvarez                President and Director                41

Carlos M. Trueba            Director                              46

Vincent Landis              Director                              54

Leslie Miller               Director                              58

Mary Lou Foy                Director                              56

The business backgrounds of the individuals referred to above are as follows:

Luis Alvarez, the current President of the Company, served as President of Sentrex Financial Consulting Services, Inc., (1994-1998). Prior to that, Mr. Alvarez was President and CEO of Knight Corporation (1991-1994) and President and CEO of Sentrex Security Systems, Inc. (1985-1991). Mr. Alvarez also spent four years serving the community as a police officer with the City of Miami (1981-1985).

Carlos M. Trueba is a certified public accountant with over 21 years of experience practicing his profession in South Florida. He graduated from Florida International University with a degree in business administration with majors in accounting and finance. Mr. Trueba is currently Vice President and director of the audit practice of the Accounting firm of Rodriguez, Trueba & Company CPA's P.A.

Vincent Landis has been employed with the City of Miami Police Department for the past 32 years and has served in every organizational department therein. Mr. Landis is currently a Captain of Police in the City of Miami Police Department. Mr. Landis has also served in the City of Miami Civil Service Board. He graduated from St. Thomas University with a B.A. in Public Administration.

Leslie Miller graduated from Temple University with a major in business administration. Mr. Miller has 36 years of experience in the lumber industry, and for over a decade has been President of L. Miller Forest Products, Inc.

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

ITEM 10. EXECUTIVE COMPENSATION

CASH COMPENSATION

         There was no cash compensation paid to executive officers as a group for services provided to the Company in all capacities during the year ended September 30, 2000.

EMPLOYMENT AGREEMENTS

         There are no employment agreements at the current time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth Common Stock ownership as of December 31, 2000 with respect to (i) each person known to the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 801 Brickell Avenue, 9th Floor, Miami, Florida, 33131. Information with respect to the percent of class is based on 138,107,945 shares of the Company's Common Stock issued and outstanding at December 31, 2000.

                                             Shares
                                          Beneficially       Percent
            Name                            Owned (1)       of Class
            --------------------------------------------------------------------
   Luis Alvarez (2)                            0                0
   Mary Lou Foy (3)                            0                0
   Carlos M. Trueba (4)                        0                0
   Vincent Landis (5)                          0                0
   Leslie Miller (6)                           140,000          0
   1274328 Ontario Inc. (7)                    0                0
   All executive officers and
   Directors as a group
   (5 persons)                                 0                0


(1) Except as otherwise indicated in the footnotes below, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

(2) Mr. Alvarez is Chairman of the Board and President of the Company and he owns no shares of the Company's common stock as of the date of this report.

(3) Ms. Foy is a director of the Company and she owns no shares of common stock as of the date of this report.

(4) Carlos M. Trueba is a director of the Company and he owns no shares of common stock as of the date of this report.

(5) Vincent Landis is a director of the Company and he owns no shares of common stock as of the date of this report.

(6) Leslie Miller is a director of the Company and he owns 140,000 shares of common stock as of the date of this report.

(7) In connection with the acquisition of MBM, the Company conditionally issued 4,000,000 shares of its Series 1, $1 Convertible Preferred Stock (the "Series 1 Preferred Stock") to 129 Ontario. Each of the shares of Series 1 Preferred Stock is convertible into 100 shares of Common Stock over various periods based on the underlying Common Stock reaching price levels ranging from $10.00 to $50.00 per share. However, no shares of Series 1 Preferred Stock may be converted into Common Stock before January 1, 2004. Each share of Series 1 Preferred Stock has 100 Notes or a total of 4,000,000 Notes. On July 30, 1999, 129 Ontario issued an irrevocable option to purchase the 4 million shares to Luis Alvarez at an exercise price of $0.0388. The option will expire July 30, 2001.

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

         During the October 22, 1999 Board of Directors Meeting, Luis Alvarez, CEO, introduced a discussion regarding his initial commitment to the Board when he set forth the challenge they would be faced with and their acceptance of their positions as directors, in September of 1997, to be compensated within two years. The following options for shares were approved unanimously by the Board of Directors as follows:

         (1) Each of the directors were issued options to purchase 200,000 shares of Common Stock at an exercise price of $0.03 per share ("computed at $0.03 which is consistent with the closing share price of October 22, 1999, the day of the Board Meeting"), expiring in five years. The Board deemed that using a calculated price of $0.03 was fair for remunerating the Board members efforts throughout the past years. This amount would be received for each of the fiscal years ended September 30, 1998 and 1999 and would receive an additional 200,000 shares for fiscal year 2000. Joe Lebovics will receive 200,000 shares having only served as Director during the 1998 fiscal year. Ms. Mary Lou Foy, in consideration for services to be rendered in the 2000 fiscal year will receive 200,000 shares of Common Stock. Mr. Alvarez will not receive any shares for his seat on the Board.

         (2) Carlos Trueba, CPA, was owed and due $65,000 for services rendered during several fiscal years up to the October 22,1999 Board meeting. Mr. Trueba, in lieu of cash, was issued options to purchase 2,167,000 shares of Common Stock at an exercise price of $0.03 per share expiring in five years. Services rendered included, but were not necessarily limited to, the preparation of all financial documents for the Company e.g. SEC FILINGS, Quarterly Reports, Annual Reports and Federal and State Income Tax Reports, reviewing all financial documents of prospective business acquisitions, that the Company considers. Mr. Trueba also prepared valuations of potential acquisitions when necessary. During reorganization and bankruptcy procedures of the former company, Total World Telecommunications, he performed all financial reviews and analysis necessary for the court proceedings.

         (3) Atlas, Pearlman, Trop & Borkson, PA, was owed and due $45,000 for legal services rendered during several fiscal years up to the October 22,1999 Board meeting. In consideration for their services the firm agreed to receive options to purchase 1,500,000 shares of common stock at an exercise price of $0.03 per share expiring in five years. The Firm, has served as securities and transactional counsel for the Company since September 1997. Upon request by Mr. Alvarez, they assisted the Company with all matters of legal advice and review and preparation of numerous legal documents relevant to acquisitions and proposed acquisitions.

         (4) Mr. Leslie Miller was owed and due $20,000 retainer for consulting services rendered and for future services to be rendered on behalf of the Company during the 2000 fiscal year. Mr. Miller, in lieu of cash, was issued options to purchase 670,000 shares of Common Stock at an exercise price of $0.03 per share expiring in five years. The activities surrounding these services center on his accessibility to decision makers in the pharmaceutical and cosmetic industries. These particular efforts have been of invaluable service to HBI. Mr. Miller reports directly to Mr. Alvarez on the progress of his efforts and all other acquisition engagements.

         (5) Mr. Vincent Landis, in consideration for services rendered during several fiscal years up to the October 22,1999 Board meeting was owed and due $45,000.00. Mr. Landis, in lieu of cash, was issued options to purchase 1,500,000 shares of Common Stock at an excise price of $0.03 per share expiring in five years. Mr. Landis has worked in close relationship with Mr. Alvarez during the takeover, bankruptcy procedures, and reorganization, attending all court hearings and relevant meetings during that time. He assists Mr. Alvarez in the review and investigation of written materials on proposed acquisitions and makes on site inspections of proposed companies facilities. He attends and assists at negotiation meetings relevant to proposed companies for acquisitions.

         (6) Mr. Luis Alvarez, in consideration for services rendered during several fiscal years up to the October 22,1999 Board meeting was issued options to purchase 18,000,000 shares of Common Stock at an exercise price of $0.03 per share expiring in 5 years. These shares were based on Mr. Alvarez only accepting a one-year salary of $260,000 for his services since July 1997. Prior to the Board of Directors approving, a lengthy discussion ensued as to the enormous amount of time, work, effort, personal and monetary sacrifice expended by Mr. Alvarez, without any compensation by the Company, from the time of takeover, bankruptcy procedures, reorganization, SEC compliance, trading and acquisitions. The Board concurred that if it was not for Mr. Alvarez' foresight, tenacity and negotiating abilities the former company (Total World Telecommunications) would have never emerged from bankruptcy proceedings. When the former company was forced into Involuntary Chapter Seven Bankruptcy everyone involved with that company (management, board of directors, and creditors) considered this to be the only option. Mr. Alvarez worked diligently with all creditors, private investors and attorneys to come up with a viable reorganization plan. Mr. Alvarez had a strong commitment to two central elements of this plan. One, the plan would insure equity in the reorganized company for its thousands of common shareholders, and two, place the new company in a position to maintain a $71,000,000 plus tax loss carryforward. Due to Mr. Alvarez' efforts, the Company made the acquisitions necessary for this to come to fruition. Additionally, he has made several more acquisitions and now the Company is a viable entity. At present, Mr. Alvarez is working closely with the Company's Board of Directors on several more acquisitions.

         The Company reported in its Form QSB for the quarter ended December 31, 1999 and through press releases in February 2000 that directors and consultants were issued options to purchase 26,037,000 shares of common stock at an exercise price of $0.30 per share. As discussed above, the options were originally issued and computed at an exercise price of $0.03 per share which was consistent with the closing share price of October 22,1999, the day of the Board Meeting.

         During the review of all documents related to the issuance of the options, our auditors pointed out that the Board had not formally resolved, nor issued proper documents, to effect the change in exercise price from $0.03 to $0.30. Furthermore, such resolution, if currently carried out by the Board would misrepresent current and future results of operations. First, current earnings would not include the compensation accounted for at the issuance of the options, notwithstanding that services already rendered would have no value. Consequently, net income and equity would incorrectly increase by $761,000. Second, the original option documents issued after the Board Meeting of October 22, 1999 would need to be changed, and this action would render the options as variable in accordance with Financial Accounting Standards Board Interpretation

44, Accounting for Certain Transactions Involving Stock Compensation. This consequence was never intended by the Board as accounting for variable options has the possibility of misrepresenting future results of operations.

         Consequently, the Board took no action to resolve the change in exercise price from $0.03 to $0.30 because of the following reasons:

Y The options were originally issued and computed at an exercise price of $0.03 per share which was consistent with the closing share price of October 22,1999, the day of the Board Meeting.

Y Current results of operations would be misrepresented by not showing the $761,000 accounted for the issuance of the options.

Y Future results of operations would be misrepresented as the options would be accounted for as variable in accordance with Financial Accounting Standards Board Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation.

OPTION EXERCISES AND VALUES AT YEAR END

The following table summarizes the options awarded during the year. The options are exercisable at $0.03 per share for a five year period (computed based on $0.03 which was consistent with the closing price per share on October 22, 1999, the day of the Board Meeting).

              Aggregated Option/SAR Exercises in Last Fiscal Year

                          and FY-End Option/SAR Values

                                                                                                     Value of
                                                                       Number of                Unexercised
                                                                       Unexercised              In-the-Money
                                                                      Option/SARs               Option/SARs
                                                                       at FY-End (#)             at FY-End
                               Shares
                               Acquired on           Value             Exercisable/            Exercisable
Name                           Exercise (#)         Realized           Unexercisable          Unexercisable
---------------------------------------------------------------------------------------------------------------
Joe Lebovics                      -                     -               200,000                    -0-
Mary Lou Foy                      -                     -               200,000                    -0-
Carlos M. Trueba                  -                     -               600,000                    -0-
Rodriguez, Trueba & Co.           -                     -             2,167,000                    -0-
Atlas, Pearlman, Trop
  & Borkson, PA                   -                     -             1,500,000                    -0-
Leslie Miller                     -                     -             1,270,000                    -0-
Vincent Landis                    -                     -             2,100,000                    -0-
Luis Alvarez                      -                     -            18,000,000                    -0-
                                                                    ----------
                                                                    26,037,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See discussion in Part I-Item 1 and Part II-Item 6 relative to Agreement for the purchase of the common stock of MBM, ALG, DF MiB and HBI.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

   (a)(1) and (2)  Financial Statements and Schedules

         The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

   (b)   Reports on Form 8-K

         The Company filed Form 8-K reports dated February 10, 2000 (item 8) and May 10, 2000 (item 1).

   (c)   Exhibits

Exhibit

Number                     Description of Document
----------------------------------------------------
 3.01             Articles of Incorporation1
 3.01(a)          Certificate of Amendment to Certificate of Incorporation5
 3.01(b)          Certificate of Amendment to Certificate of Incorporation7
 3.01(c)          Certificate of Amendment to Certificate of Incorporation24
 3.01(d)          Certificate of Amendment to Certificate of Incorporation
 3.02             By-Laws5
 4.01             Specimen of Common Stock certificate1
10.02             Warrant Agent Agreement1
10.03             Line of Credit Agreement1

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

10.39             Agreement wit Real Estate Services Network Holding Corp., U.S.
                  Mortgage Network Corp., Intervest, Inc. and Sidney A. Lewis24
10.40             Agreement with Total National Telecommunications, Inc.25
10.41             Agreement with Global RE., Ltd. and American Indemnity
                  Company, Ltd.26
10.42             Stock Purchase Agreement with Southwestern Telecom, Inc.27
10.43 Stock Purchase Agreement for the purchase of NETTouch Communications, Inc. and Common Stock Purchase Warrant28
10.44 Note Purchase Agreement with GFL Advantage Fund Limited, Registration Rights Agreement and Promissory Note28
10.45 Stock purchase agreement for the purchase of all issued and outstanding shares of Mega Blow Moulding Limited from 1299004 Ontario Corporation29
10.46 Audited financial statements of business acquired. Audited financial statements of MBM as of and for the period ended November 30, 199829
10.47 Pro-forma combined financial data. Unaudited pro forma combined balance sheet and statements of operations of the Company and MBM is filed herewith29
10.48 Stock purchase agreement for the purchase of all issued and outstanding shares of Alternative Lending Group, Inc., an Illinois corporation, from R. Jeffrey Mertz.30
10.49 Audited financial statements of business acquired. Audited financial statements of ALG as of and for the years ended December 31, 1999 and 199831
10.50 Pro-forma combined financial data. Unaudited pro forma combined balance sheet and statements of operations of the Company and ALG31
10.51 Stock Purchase Agreement for the purchase of Direct Financial, LLC, and the interests of James P. Mack, Wallace W. Qualls, III, Greg Kitchen, and Kip W. Weston Corporation32

10.52 Audited financial statements of business acquired. Audited financial statements of DF as of and for the period ended December 31, 1999 and 199832
10.53 Pro-forma combined financial data. Unaudited pro forma combined balance sheet and statements of operations of the Company and DF32
10.54 Agreement for the sale of Mega Blow Moulding Limited, a Canadian Corporation to Global Financial Investment, LLC, ("Global") a limited liability company incorporated under the laws of Arizona is filed herewith.33
10.55 Agreement For The Purchase of License of Software Known as "DocPal Medical Review" from Windmill Scientific Corporation is filed herewith.33
10.56 Stock Purchase Agreement for the purchase of all issued and outstanding shares of MiB from Scott J. Weaver and Michael Beasley is filed herewith.33
16.01 Letter from Samson, Robbins & Associates to the Securities and Exchange Commission4
16.02             Letter from Grau & Registrant to the Securities and Exchange
                  Commission6
16.03 Letter from Arthur Andersen & Co. to the Securities and Exchange Commission11
16.04             Letter from Grant Thornton to the Securities and Exchange
                  Commission18
16.05             Letter from Millward & Co. to the Securities and Exchange
                  Commission30

-----------------

1Incorporated by reference from the Registrant's Registration Statement, as amended, on Form S-18 filed with the Securities and Exchange Commission on January 27, 1989 and declared effective on February 28, 1989. 2Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated January 11, 1991.

3Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated March 4, 1991. 4Incorporated by reference to the Registrant's report on Form 8 filed with the Securities and Exchange Commission dated February 27, 1991.

5Incorporated by reference to the Registrant's report on Form 10-K filed with the Securities and Exchange Commission dated April 30, 1991. 6Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated February 6, 1992.

7Incorporated by reference to the Registrant's Registration Statement, as amended, on Form S-1 filed with the Securities and Exchange Commission on May 14, 1992 and declared effective on November 12, 1992. 8Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated January 15, 1993.

9Incorporated by reference to the Registrant's report on Form 10-K filed with the Securities and Exchange Commission dated May 5, 1993. 10Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated April 8, 1994.

11Incorporated by reference to the Registrant's report on Form 8-K/A filed with the Securities and Exchange Commission dated January 17, 1994. 12Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 23, 1994.

13Incorporated by reference to the Registrant's report on Form 10-KSB filed with the Securities and Exchange Commission dated December 31, 1993. 14Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated April 21, 1994.

15Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated May 31, 1994. 16Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated July 19, 1994.

17Incorporated by reference to the Registrant's report on Form 10-QSB filed with the Securities and Exchange Commission dated September 20, 1994.

18Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated September 12, 1994.

19Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated March 1, 1995.

20Incorporated by reference to the Registrant's report on Form 10-QSB filed with the Securities and Exchange Commission dated August 17, 1995.

21Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated December 21, 1995.

22Incorporated by reference to the Registrant's report on Form 10-KSB filed with the Securities and Exchange Commission dated September 30, 1995.

23Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated December 21, 1995. 24Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated February 21, 1996.

24Incorporated by reference to the Registrant's report on Form 10-QSB filed with the Securities and Exchange Commission dated March 31, 1996.

25Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated May 28, 1996.

26Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated June 11, 1996.

27Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated October 29, 1996.

28Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated November 8, 1996.

29Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated May 10, 1999.

30Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated February 10, 1999.

31Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated June 13, 2000.

32Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated June 16, 2000.

33Incorporated by reference to the Registrant's report on Form 10-KSB filed with the Securities and Exchange Commission dated January 16, 2001.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16 day of January, 2001.

                                    WHITEHALL ENTERPRISES, INC.

                                   By:/s/Luis Alvarez
                                      --------------------------------
                                      President


         In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.

EDGAR/97-14127/07-07-98

   Signature               Title                      Date
   ---------               -----                      -----
 /s/Luis Alvarez           President and Director    January 16, 2001
 ----------------------
   Luis Alvarez

 /s/Carlos M. Trueba       Director                  January 16, 2001
 ----------------------
 Carlos M. Trueba

 /s/Vincent Landis         Director                  January 16, 2001
 ----------------------
 Vincent Landis

 /s/Mary Lou Foy           Director                  January 16, 2001
 ----------------------
 Mary Lou Foy

 /s/Leslie Miller          Director                  January 16, 2001
 ----------------------
 Leslie Miller

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999








                                TABLE OF CONTENTS







                                                                      PAGE NO.

Independent Auditors' Report                                             F-1

Consolidated Balance Sheets                                              F-2

Consolidated Statements of Operations                                    F-4

Consolidated Statements of Changes in Shareholders' Equity               F-5

Consolidated Statements of Cash Flows                                    F-7

Notes to Consolidated Financial Statements                               F-9

                             SEWELL AND COMPANY, PA
                          CERTIFIED PUBLIC ACCOUNTANTS
                            7705 DAVIE ROAD EXTENSION
                               HOLLYWOOD, FL 33024


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Whitehall Enterprises, Inc. and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Whitehall Enterprises, Inc. and subsidiaries (a Delaware corporation) as of September 30, 2000, and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitehall Enterprises, Inc. and subsidiaries as of September 30, 2000, and 1999, and the results of their operations and their cash flows for each of the years in the two year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/S/ Sewell and Company, PA
---------------------------
SEWELL AND COMPANY, PA


Hollywood, Florida
December 20, 2000

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999



                                                        2000             1999
                                                     -----------     -----------

                                     Assets

Current assets
 Cash                                                $    57,380     $     2,264
Accounts receivable                                      265,410         577,477
Loans inventory                                        3,339,309
   Interest receivable                                     1,894              --
Inventory                                                     --         448,361
Prepaid expenses                                          13,352          73,949
                                                     -----------     -----------
Total current assets                                   3,677,345       1,102,051

Property and equipment, net                              161,784         520,182

Other assets
Notes receivable, net                                  2,434,531       1,608,853
Deferred costs                                                --         279,337
Due from related party                                   179,093              --
Goodwill and other intangible assets, net              3,666,021         350,000
Other assets                                              15,039           1,166
                                                     -----------     -----------
                                                       6,294,684       2,239,356

                                                     -----------     -----------

                                                     $10,133,813     $ 3,861,589
                                                     ===========     ===========

                See notes to consolidated financial statements.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           SEPTEMBER 30, 2000 AND 1999


                                                             2000           1999
                                                          -----------   -----------

                      Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued expenses                  $   474,629   $   995,586
   Income taxes payable                                            --        30,413
   Note payable bank                                               --       525,624
Lines of credit                                             3,322,889
   Current portion of capital lease obligations                10,000            --
   Current portion of note payable                            377,573       536,510
                                                          -----------   -----------
Total current liabilities                                   4,185,091     2,088,133
                                                          -----------   -----------

Long term liabilities
Deferred income taxes                                              --        54,171
Capital lease obligations                                      61,032            --
Convertible debentures                                      2,150,000            --
Note payable                                                   33,114       629,771
Loan payable - related party                                  626,070        17,395
                                                          -----------   -----------
                                                            2,870,216       701,337
                                                          -----------   -----------
Shareholders' equity
   Preferred stock, $0.001 par value, 4 million shares
     authorized, issued and outstanding                         4,000         4,000
   Common stock, $0.0001 par value, 200 million shares
     authorized, 138,107,945 and 124,927,647 issued and
     outstanding                                               13,812        12,493
   Additional paid in capital                               2,795,764       981,258
   Retained earnings since 9/30/98 after quasi-
reorganization                                                264,931        74,368
                                                          -----------   -----------
                                                            3,078,507     1,072,119
                                                          -----------   -----------

                                                          $10,133,813   $ 3,861,589
                                                          ===========   ===========

                See notes to consolidated financial statements.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           SEPTEMBER 30, 2000 AND 1999


                                                      2000              1999
                                                   -----------      -----------
Revenues
Sales, net of discounts and returns                $        --      $        --
Commissions on loan origination fees                 3,583,474               --
Consulting fees                                             --           88,067
                                                   -----------      -----------
Gross profit                                         3,583,474           88,067

Expenses

Sales, general and administration                    5,003,413           85,007
Depreciation and amortization                           44,946            6,693
Bad debt expense                                     1,000,000
                                                   -----------      -----------
                                                     6,048,359           91,700
Other income and expenses
Other income                                            15,002               --
Dividends                                                7,007               --
Interest income                                         21,293               --
Interest expense                                      (141,557)              --
                                                   -----------      -----------
                                                       (98,255)              --
                                                   -----------      -----------
Net loss from continuing operations                 (2,563,140)          (3,633)

Discontinued operations
Net income from discontinued operations
(net of income tax effect)                               2,526           78,003
Gain on discontinued operations                      2,751,177
                                                   -----------      -----------
                                                     2,753,703           78,003
                                                   -----------      -----------

Net income                                         $   190,563      $    74,370
                                                   ===========      ===========
Basic income per common share
Loss from continuing operations                    $   (0.0191)     $   (0.0000)
Discontinued operations                                 0.0205           0.0006
                                                   -----------      -----------
                                                   $    0.0014      $    0.0006
                                                   ===========      ===========

Dilutive income per common share
Loss from continuing operations                    $   (0.0098)     $   (0.0000)
Discontinued operations                                 0.0106           0.0003
                                                   -----------      -----------
                                                   $    0.0008      $    0.0003
                                                   ===========      ===========


                See notes to consolidated financial statements.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                          Preferred Stock             Common Stock            Paid in       Retained
                                       Shares         Amount       Shares        Amount       Capital       Earnings       Total
                                    ------------------------------------------------------------------------------------------------
Balance September 30, 1998           $        --   $        --   124,927,647   $    12,493   $    17,394   $        --   $    29,887

Acquisition of Mega Blow Moulding      4,000,000         4,000                                   669,259                     673,259

Acquisition of Hairbiotech                                                                       312,000                     312,000

Net Income September 30, 1999                                                                                   74,368        74,368
                                    ------------------------------------------------------------------------------------------------


Balance September 30, 1999             4,000,000         4,000   124,927,647        12,493       998,653        74,368     1,089,514

Acquisition of Hairbiotech                                         2,755,298           276          (276)                         --

Compensation in exchange for stock
   options                                                                                       781,110                     781,110

Shares issued in exchange for shares of
   Alternative Lending Group                                       8,000,000           800       399,200                    400,000

Shares issued in exchange for shares of
   Direct Financial LLC                                            2,125,000           213       531,037                     531,250

Compensation in exchange for warrants                                                             26,250                      26,250

                                    ------------------------------------------------------------------------------------------------

Sub-total                              4,000,000       $ 4,000   137,807,945      $ 13,782   $ 2,735,974   $    74,368   $ 2,282,124


                See notes to consolidated financial statements.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                          Preferred Stock             Common Stock            Paid in       Retained
                                       Shares         Amount       Shares        Amount       Capital       Earnings       Total
                                    ------------------------------------------------------------------------------------------------
Sub-total                              4,000,000       $ 4,000   137,807,945      $ 13,782  $  2,735,975   $    74,368  $ 2,828,1244

Shares issued to two officers as signing
bonus                                                                300,000            30        32,790                      32,820

Officer compensation                                                                              27,000                      27,000

Net income September 30, 2000                                                                                  190,563       190,563
                                    ------------------------------------------------------------------------------------------------

Balance September 30, 2000             4,000,000       $ 4,000   138,107,945      $ 13,812  $  2,795,764     $ 264,931  $  3,078,507
                                    ================================================================================================


                See notes to consolidated financial statements.

                        WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                   2000         1999
                                                               -----------    -----------
Cash flows from operating activities:
  Net income                                                   $   190,563    $    74,370
                                                               -----------    -----------
  Adjustments to reconcile net profit to net
    cash provided by operating activities:
Depreciation & amortization                                         44,946        139,038
Bad debt                                                         1,000,000             --
Amortization of deferred costs                                          --         60,894
Compensation in exchange for stock options and warrants            867,180             --
Income taxes                                                            --         23,407
(Increase) decrease in accounts receivable                         312,067         (3,838)
(Increase) decrease in loan inventory                           (3,339,309)            --
(Increase) decrease in interest receivable                          (1,894)            --
(Increase) decrease in inventories                                 448,361        136,937
(Increase) decrease in prepaid expenses                             60,597         13,230
(Increase) decrease in notes receivable                         (3,434,531)            --
(Increase) decrease in other assets                              1,695,224           (666)
Increase (decrease) in accounts payable and accrued expenses    (1,076,995)        17,494
Increase (decrease) in income tax liabilities                      (54,171)        29,710
Increase (decrease) in line of credit                            3,322,889             --
Increase (decrease) in other payables                            1,465,436             --
                                                               -----------    -----------
Total adjustments                                                1,309,800        416,206
                                                               -----------    -----------
  Net cash used by operating activities                          1,500,363        490,576
                                                               -----------    -----------


Cash flows from investing activities:
Acquisition of intangible assets                                (2,621,228)       (38,000)
Disposition of equipment                                           549,910        (71,210)
                                                               -----------    -----------
  Net cash provided (used) by investing activities              (2,071,318)      (109,210)
                                                               -----------    -----------

Cash flows from financing activities:
Net borrowings                                                          --        322,637
Decrease in deferred costs                                              --       (289,311)
Increase in loans receivable                                            --       (435,678)
Proceeds from related party                                        626,070             --
                                                               -----------    -----------
  Net cash provided by financing activities                        626,070       (402,352)
                                                               -----------    -----------
Net decrease in cash and cash equivalents                           55,115        (20,986)

Cash and cash equivalents, beginning of period                       2,265         23,251
                                                               -----------    -----------

Cash and cash equivalents, end of period                       $    57,380    $     2,265
                                                               ===========    ===========

Supplemental disclosures of cash flow information:

Cash paid during year for interest expense                     $   141,557    $    95,839
                                                               ===========    ===========


                 See notes to consolidated financial statements.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999



Supplemental disclosure of non-cash financing activities:
---------------------------------------------------------

On January 25, 2000, the Company issued 8,000,000 shares of common stock in connection with the acquisition of ALG, at $400,000. The value of $0.05 per share was established at the quoted market price value (See Note 13).

On March 23, 2000, the Company issued 2,125,000 shares of common stock in connection with the acquisition of DF, at $531,250. The value of $0.25 per share was established at the quoted market price value (See Note 13).

On September 1, 2000, the Company issued 300,000 shares of common stock, valued $0.1094 at grant date, as a signing bonus to two officers of Palm Desert, a California office of ALG. Compensation of $32,820 will be recognized into operations over the five-year term of the agreement. Compensation expense for the year ended September 30, 2000 was $547.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

Whitehall Enterprises, Inc. ("the Company"), was incorporated under the laws of the State of Delaware on October 12, 1988. On January 8, 1999, the Company amended its articles of incorporation changing its name from Total World Telecommunications, Inc. to Whitehall Enterprises, Inc. The acquisition of Mega Blow Moulding, Limited ("MBM") was effective December 1, 1998. The Company sold the operations of MBM on June 30, 2000. The acquisition of Hairbiotech, Inc. was effective September 30, 1999. The acquisition of Alternative Lending Group, Inc. ("ALG") was effective January 25, 2000, and the acquisition of Direct Financial, LLC ("DF") by ALG, effective March 23, 2000 (See Note 13).

Principles of Consolidation
---------------------------

The consolidated financial statements of the Company include the accounts of Whitehall Enterprises, Inc. and its subsidiaries. All significant intercompany accounts and transactions were eliminated upon consolidation.

Use of Estimates
----------------

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

Accounts and Notes Receivable
-----------------------------

Accounts receivable consists of commissions and fees due. No allowance has been provided on accounts receivable, as management believes all amounts are collectible.

Notes receivable consists of notes related to the sale of MBM (See Note 4). An allowance has been established based on management's estimate of possible bad debts.

Inventories
-----------

Inventories from MBM, consisting of raw materials, packaging and skids, and finished goods, are valued at the lower of cost or market. Cost is determined by the first-in first-out method (FIFO) except for finished goods, which are accounted for on a retail inventory method.

Loans Inventory
---------------

Loans inventory consists of mortgages originated or purchased which are held for sale. Loan inventory consists primarily of sub-prime mortgages. Inventory is recorded at the lower of cost or market value. Market value is determined using quoted market prices. Gains and losses on the sale of loan inventory are determined using the specific identification method.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Property and Equipment
----------------------

Property, machinery, and equipment are stated at cost, and are depreciated over their estimated useful lives using accelerated and straight-line methods as follows:

                                                               Useful Life
                                                               -----------

              Furniture and fixtures                            3-5 years
              Machinery and equipment                             5 years
              Leasehold improvements                              5 years

Goodwill and Other Intangible Assets
------------------------------------

Goodwill was established as a result of certain acquisitions (See Notes 5 and 13). Other intangible assets include patents and licenses.

Amortization of goodwill and patents is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

                 Goodwill                                            15 years
                 Patents, licenses, and other intangible assets      17 years

Long Lived Assets
-----------------

The Company continually evaluates the carrying value of property and equipment, goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

No reduction for impairment of long lived assets was necessary at September 30, 2000.

Deferred Costs
--------------

Deferred costs included deferred financing costs and corporate transaction costs and were stated at cost less accumulated amortization. These costs were amortized between five and seven years using the straight-line method. Deferred costs were eliminated in conjunction with the sale of MBM. (See Note 14).

Revenue Recognition
-------------------

The products of MBM are manufactured to specific customer orders, and revenues are recognized when the products are shipped. Revenue is reduced for estimated customer returns and allowances.

Origination fees in ALG and DF for warehouse loans are recognized as revenue when loans are made, to the extent they represent reimbursement of loan origination costs. Revenues, in the form of origination points and services release premiums on other fees, are recognized upon funding of the mortgage loan by the ultimate lender. Sales of loan inventory are generally without recourse and are recorded when proceeds are received by the Company. Other revenues are recognized as income when earned.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising
-----------

The Company expenses the cost of advertising as incurred or when the advertising initially takes place. No advertising costs were capitalized at September 30, 2000 or 1999.

Advertising expense was $239,290, and $.00 for the years ended September 30, 2000 and 1999, respectively.

Stock Options and Warrants
--------------------------

The Company elected to account for stock options and warrants issued to employees and to non-employees in accordance with SFAS 123.

Accounting Pronouncements
-------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131), which established presentation of financial data based on the "management approach". SFAS No. 131 is applicable for fiscal years beginning after December 15, 1997.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to concentration of credit risk are primarily accounts receivables. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Loan inventories in ALG are fully collateralized mortgages pending sale to investors. The Company uses a warehouse line of credit facility from a national banking institution (See Note 7). Management believes the credit risk associated with these loans, with specific borrowers and geographic concentration, is not significant.

Net Income (Loss) per Share
---------------------------

Basic net income (loss) per share for each year is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted income (loss) per share includes the effects of common stock equivalents to the extent they are dilutive. Additionally, approximately 179,000 weighted average shares, issuable pursuant to the convertible debenture obligation, have been excluded from the earnings per share at September 30, 2000 since such shares are anti-dilutive.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999



NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Net Income (Loss) per Share
---------------------------

Basic weighted and dilutive average number of shares outstanding is as follows:

                                                                  2000             1999
                                                             -------------    -------------
              Basic weighted average number
                      of shares outstanding                    131,502,989      124,927,647
              Effect of dilutive securities
                Stock options                                   17,709,601               --
                Warrants                                         3,281,250               --

                Convertible preferred stock                    108,000,000      108,000,000
                                                             -------------    -------------

              Dilutive weighted average shares outstanding     260,493,840      232,927,647
                                                             =============    =============


NOTE 2  INVENTORY

Inventory consisted of the following:
                                                                   2000            1999
                                                             -------------    -------------
           Raw materials                                     $          --    $     134,871
           Packing and skids                                            --           23,062
           Finished goods                                               --          290,428
                                                             -------------    -------------
                                                             $          --    $     448,361
                                                             -------------    -------------

The inventory was subsequently sold in conjunction with the sale of MBM (See
Note 14)

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2000 and 1999 consisted of the following:
                                                                   2000            1999
                                                             -------------    -------------

           Furniture and fixtures                            $     146,496    $     143,751
           Machinery and equipment                                 154,057        2,514,860
           Leasehold improvement                                     3,700            3,942
                                                             -------------    -------------
                                                                   304,253        2,662,553
           Less: accumulated depreciation                         (142,469)      (2,142,371)
                                                             -------------    -------------
                                                             $     161,784    $     520,182
                                                             =============    =============


Depreciation expense for the years ended September 30, 2000 and 1999 was $18,534 and $139,038, respectively. In 1999, depreciation expense of $132,345 was reclassified as discontinued operations (See Note 14).

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999



NOTE 4    NOTES RECEIVABLE

The notes receivable are from one company and in conjunction with the sale of MBM (See Note 14). The notes are secured by real estate. Detail of notes receivable are as follows:

           Note receivable with an interest rate of 8%; due on
           November 15, 2000; subject to the approval of the
           medical Software Business Plan of Windmill
           Scientific Corp.                                         $   999,633
                                                                    -----------

           Note receivable with an interest rate of 8%;
           receivable in 24 monthly installments, including
           accrued interest beginning June 30, 2002.                    500,000

           Note receivable with an interest rate of 8%;
           receivable in 15 monthly installments of
           $43,333.33; due October 30, 2001.                            537,898

           Promissory note assigned by the purchaser                  1,397,000
                                                                    -----------

                                                                      3,434,531

           Less allowance for doubtful accounts:                     (1,000,000)
                                                                   ------------
                                                                   $  2,434,531
                                                                   ============

NOTE 5     GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets at September 30, 2000 and 1999 consisted of the following:

                                                    2000                1999
                                                ------------       ------------

           Goodwill                            $     687,621       $         --
           Patents and licenses                    2,971,228            350,000
           Other intangible assets                    33,584                  -
                                                ------------       ------------
                                                   3,692,433            350,000
           Less: accumulated amortization            (26,412)           (    --)
                                                ------------       ------------
                                               $   3,666,021       $    350,000
                                               =============       ============


Amortization expense for the years ended September 30, 2000 and 1999 was $26,412 and $0, respectively. Patents acquired in connection with Hairbiotech, Inc. and licenses acquired in conjunction with Windmill Scientific Corp. (See Note 13) are still in the development and planning stages and not used in operation, therefore those patents and licenses were not amortized.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999



NOTE 6    INCOME TAXES

Deferred tax assets and liabilities consist of the following:

                                             September 30,      September 30,
                                                  2000               1999
                                            --------------      --------------
           Current deferred tax asset       $            0      $            0
           Valuation allowance                           0                   0
                                            --------------      --------------

                                            $            0      $            0
                                            ==============      ==============
           Non-current tax asset               $24,160,000        $ 24,225,000
           Valuation allowance                 (24,160,000)        (24,225,000)
                                            --------------      --------------
                                            $            0      $            0
                                            ==============      ==============

The non-current deferred tax asset results from the net operating loss carryforward, which approximates $71,032,718 at September 30, 2000, and $71,249,531 at September 30, 1999. The net operating loss carryforward, which is subject to annual limitations prescribed by the Internal Revenue Code, is available to offset future taxable income through 2012. A 100% valuation allowance has been recorded to offset the net deferred tax asset due to uncertainty of the Company generating future taxable income.

The Company's income tax expense for the years ended September 30, 2000 and 1999 differed from the statutory federal rate of 34% as follows:

                                              September 30,       September 30,
                                                 2000                 1999
                                            --------------      --------------
           Statutory rate applied to income
                  before income taxes       $       65,000      $       25,000
           State income taxes, net of
                 federal income tax effect           3,800               1,500
           Decrease in valuation allowance         (68,800)            (26,500)
                                            --------------      --------------
           Income Tax Expense               $            0      $            0
                                            ==============      ==============

NOTE 7   LINES OF CREDIT

ALG has warehouse lines of credit from two financial institutions totaling $7,500,000. The interest rate for the lines of credit is prime plus 2%. As of September 30, 2000, ALG owes $3,297,385 against both lines. The lines of credit are collateralized by assignment of mortgage notes and deeds of trust of the respective loans.

ALG has a line of credit with a financial institution in the amount of $25,504. The interest rate for the lines of credit is prime plus 2%. The line is unsecured and was acquired as part of the acquisition of DF.

Interest expense for the year ended September 30, 2000 was $124,245.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999



NOTE 8    LONG-TERM NOTE PAYABLE

Long-term debt consisted of the following:

                                                                                  2000               1999
                                                                              -----------         -----------
         Term loan                                                            $        --         $   536,510

         Note payable with an interest rate of 12% per annum;
         Interest only monthly; principal due October 1, 2004                          --             629,771

         Convertible debenture with an interest rate of 5% per annum; due on February 28, 2002, principal and interest accrued; convertible at the option of the maker or payee on or before February 28, 2002 into shares of common stock at an exercise price of $1
         Subsequent to its maturity date, the Company has the right to issue its common stock in full payment
         (principal and accrued interest after February 28, 2002) at a conversion price equal to the average closing bid price per share for the five trading days prior to the notice of conversion

         (See Note 14)                                                          2,150,000                  --

         Note  payable  with an  interest  rate  of 8% per  annum,
         payable in 15 installments of $33,333.33;  due on October
         15, 2001. (See Note 14)                                                  410,687                  --
                                                                              -----------         -----------
                                                                                2,560,687           1,166,281
         Less current portion                                                    (377,573)           (536,510)
                                                                              -----------         -----------
                                                                              $ 2,183,114         $   629,771
                                                                              ===========         ===========

On December 14, 1999, the term loan in the amount of $536,510 was repaid with the proceeds from the sale of plastic injection molding equipment. The Company leased back the equipment for $681,570, at an interest rate of 9.35% per annum, repayable in 72 monthly installments of $12,627, including principal and interest. The term loans and equipment lease liability were subsequently disposed of in conjunction with the sale of the MBM. Interest expense for the years ended September 30, 2000 and 1999 was $6,123 and $95,839, respectively.

NOTE 9      RELATED PARTY TRANSACTION

The Company has unsecured loans payable to a related individual. The notes are due on demand with no interest rate. At September 30, 2000 and 1999, the balance on these notes was $626,070 and $17,395, respectively.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999



NOTE 10    LEASE COMMITMENTS

The Company leases office space, vehicles, and office furniture and equipment under non-cancelable operating leases, which have initial terms in excess of one year.

At September 30, 2000, future minimum annual lease payments under these operating leases for the next 5 years are as follows:

         2001                                                      $  289,600
         2002                                                        194,300
         2003                                                         135,100
         2004                                                          91,600
         2005 and thereafter                                                0
                                                                   ----------
                                                                   $  710,600
                                                                   ==========


Total lease expense for the years ended September 30, 2000 and 1999 was $254,100, and $147,700, respectively.

NOTE 11    SHAREHOLDERS' EQUITY

Preferred Stock
---------------

There are 4,000,000 authorized shares of Series I convertible preferred stock at $.001 par value per share. At September 30, 2000 and 1999 there were 4,000,000 shares of Series I convertible preferred stock issued and outstanding, which were held by the prior parent of MBM. There is a five (5) year restriction on the conversion of preferred shares to common shares pursuant to the Agreement. In October, 1999, the Company, by a resolution of the board of directors, decreased the conversion rate of the preferred stock from 100 shares to 27 shares of common stock for each share of preferred stock.

On July 30, 1999, the prior parent of MBM issued to an officer of the company an irrevocable option to purchase the 4,000,000 preferred shares at an exercise price of $0.0388. The option will expire July 30, 2001.

Common Stock
------------

There are 200,000,000 authorized shares of common stock, at $.0001 per value per share. The total shares issued and outstanding in 2000 was 138,107,945, and 124,927,647 shares in 1999.

On January 25, 2000, the Company issued 8,000,000 shares of common stock in connection with the acquisition of ALG, at $400,000. The value of $0.05 per share was the average quoted market price during the acquisition period (See
Note 13).

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


NOTE 11    SHAREHOLDERS' EQUITY- continued

On March 23, 2000, the Company issued 2,125,000 shares of common stock in connection with the acquisition of DF, at $531,250. The value of $0.25 per share was the average quoted market price during the acquisition period (See Note 13).

On September 1, 2000, the Company issued 300,000 shares of common stock, valued $0.1094 at grant date, as a signing bonus to two officers of Palm Desert, a California office of ALG. Compensation of $32,820 will be recognized into operations over the five-year term of the agreement. Compensation expense for the year ended September 30, 2000 was $547.

NOTE 12   STOCK OPTIONS

On October 22, 1999, the Company granted stock options to purchase shares of common stock to officers, directors and consultants of the Company. Options granted are non-qualified and are granted at a price equal to the fair market value of the common stock at the date of grant. Options granted have a term of 5 years from the date of the grant.

The Company has elected to account for stock options under SFAS No. 123. Accordingly, $781,110 was charged to operations in 2000. The fair value for these options was established at the date of grant using a Black-Scholes option pricing model with the following assumptions for the year ended September 30, 2000.

              Expected dividend yield                               0%
              Risk free interest rate                               4.86%
              Expected time of exercise                             2-5 years
              Expected volatility                                   413%


--------------------------------------------------------------------------------------------------------------------
                                              Percent of
                               Number of     total options                                         Value of Options
                             securities       granted to                                             at grant date
                              Underlying       employees in     Exercise or       Expiration       using an option-
                               options       fiscal year         base price         date             pricing model
--------------------------------------------------------------------------------------------------------------------

Directors                      2,200,000          -              $    0.03       10/22/2004         $       66,000
CEO                           18,000,000         69%                  0.03       10/22/2004                540,000
Consultants                    5,837,000          -                   0.03       10/22/2004                175,110
                              ----------                                                             -------------
                              26,037,000                                                             $     781,110
                              ==========                                                             =============

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999



NOTE 11   STOCK OPTIONS - continued

No options were exercised at September 30, 2000. Changes during the year are presented as follows:

                                                                                               Weighted
                                                                                                Average
                Stock Options                              Number of Options                  Exercise Price
              -----------------------------------------------------------------------------------------------
              Balance at beginning of period                          0                          $       0
              Granted                                        26,037,000                               0.03
              Exercised                                               0                                  0
              Forfeited                                               0                                  0
                                                             ----------                          ---------
              Balance at end of period                       26,037,000                          $    0.03
                                                             ==========                          =========

The following table summarizes information about stock options outstanding at September 30, 2000:

                       OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                -------------------------------------------           -----------------------------------
                                 Weighted         Weighted                                       Weighted
Range of        Number            Average         Average                 Number                 Average
Exercise      Outstanding       Remaining         Exercise            Exercisable at             Exercise
 Price        at 09/30/00     Contracted Life     Price                  09/30/00                 Price
----------    ---------------------------------------------            ----------------------------------
  $ 0.03        26,037,000          4             $ 0.03                26,037,000               $ 0.03


NOTE 12   WARRANTS

In a contract agreement for financial services dated July 7, 1999, the Company issued 3,750,000 warrants at an exercise price of 1/8 of the market price at the exercise date with a due date of December 31, 2006. At September 30, 2000 and 1999 no warrants had been exercised.

For financial statement disclosure purposes and for purposes of valuing warrants, the Company has elected to account for warrants under SFAS No. 123. Accordingly, $26,250 was charged to operations in 2000. The fair market value for these warrants was established at the date of grant using a Black-Scholes option pricing model with the following assumptions for the year ended September 30, 2000.

              Expected dividend yield                                 0%
              Risk free interest rate                                 4.55%
              Expected time of exercise                               5 years
              Expected volatility                                     436%

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999



NOTE 12   WARRANTS - continued

No warrants were exercised at September 30, 2000. Changes during the year are presented as follows:


                                                                                               Weighted
                                                                                                Average
                Stock Options                              Number of Options                  Exercise Price
              -----------------------------------------------------------------------------------------------
              Balance at beginning of period                          0                          $       0
              Granted                                         3,750,000                               0.03
              Exercised                                               0                                  0
              Forfeited                                               0                                  0
                                                              ---------                          ---------
              Balance at end of period                        3,750,000                          $    0.03
                                                              =========                          =========


The following table summarizes information about stock options outstanding at September 30, 2000:

                            WARRANTS OUTSTANDING                       WARRANTS EXERCISABLE
               -------------------------------------------           ------------------------------------
                                 Weighted         Weighted                                       Weighted
Range of        Number            Average         Average                 Number                 Average
Exercise      Outstanding       Remaining         Exercise            Exercisable at             Exercise
 Price        at 09/30/00    Contracted Life       Price                 09/30/00                 Price
-----------   --------------------------------------------           -------------------------------------
  $ 0.03         3,750,000          4             $ 0.03                 3,750,000               $ 0.03


NOTE 13   ACQUISITIONS

Mega Blow Moulding, Limited (MBM)
On December 1, 1998, the Company acquired 100% of the outstanding common stock of MBM, a Canadian plastic manufacturing company, from 1299004 Ontario Corporation. The acquisition took place under conditions and terms prescribed and approved by the Bankruptcy Court in the Company's Chapter XI Reorganization. The purchase price of $673,259 was paid with for 4,000,000 shares of Series I convertible preferred stock based on the average quoted market price at the time of the acquisition of $0.1683 per share. The acquisition was accounted for under the purchase method in accordance with APB-16. The results of operations of the acquired company were included in the consolidated results of the Company from the respective acquisition date.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999



NOTE 13   ACQUISITION - continued

Mega Blow Moulding, Limited (MBM)
---------------------------------

The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

         Accounts receivable                                      $ 548,917
         Inventories                                                563,262
         Loan receivables                                         1,112,931
         Fixed assets                                               557,736
         Other assets                                               127,524
         Bank indebtedness                                         (500,740)
         Accounts payable                                          (936,263)
         Long-term debt                                            (800,108)
                                                                  ---------
                                                                  $ 673,259
                                                                  =========

The Company acknowledged that all assets owned by MBM are subject to a security issued by MBM to the Royal Bank of Canada as collateral for bank notes aggregating approximately $1,762,000.

The Company carries, as an asset, a $1,112,931 loan receivable from a public company, which, until November 30, 1998, was its ultimate parent.

Hairbiotech, Inc.
-----------------
On September 30, 1999, the Company acquired 100% of all the outstanding common stock of Hairbiotech, Inc., a Nevada corporation with three unique patents for hair growth and hair loss prevention technologies. Hairbiotech, Inc. was considered to be in the development stage. The purchase price of $350,000 consisted of $38,000 in cash, common stock of the Company, the value equivalent to $301,450, based on a five day trading at the time of issuance of $0.114 or 2,644,298 shares; 96,000 shares of restricted common stock, and 15,000 shares of common stock exchanged for services rendered by Campbell and Associates based on the average quoted market price at the time of the acquisition of $0.03 per share.

The acquisition was accounted under the purchase method in accordance with APB-16. Accordingly, the Company allocated the purchase price of Hairbiotech, Inc. based on the fair value of the assets acquired, identified as intangible assets. The intangible assets include three patents. These intangibles will be amortized over estimated useful lives of 17 years.

Alternative Lending Group, Inc. (ALG)
-------------------------------------
On January 25, 2000, the Company acquired 100% of the shares of common stock of ALG, a mortgage broker. The purchase price of $400,000 was paid for with 8,000,000 shares of common stock of the Company. The common stock value was established using the average quoted market price at the time of the acquisition of $0.05 per share. The acquisition of ALG was accounted for under the method purchase in accordance with APB-16. The results of operations of the acquired company were included in the consolidated results of operations of the Company from the respective acquisition date.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999



NOTE 13   ACQUISITION - continued

Alternative Lending Group, Inc. (ALG)
-------------------------------------

The estimated fair market value of assets acquired and liabilities assumed is summarized as follows:

              Current assets                                   $   1,354,313
              Property & equipment                                    45,783
              Other assets                                           122,203
              Goodwill                                               176,644
              Current liabilities                                 (1,263,800)
              Obligation under capital lease                         (17,143)
              Deferred income taxes                                  (18,000)
                                                               -------------
                                                               $     400,000
                                                               =============

Unaudited pro-forma combined results of operations, assuming the acquisition had taken place at the beginning of the 1999 fiscal year, are summarized as follows:

              Net sales                                        $     6,282,686
              Income from continuing operations
                before income taxes                            $       146,267
              Income taxes                                     $        56,115
              Income from continuing operations                $        90,152
              Per diluted share                                $        0.0007

Direct Financial, LLC (DF)
On March 23, 2000, ALG, a wholly owned subsidiary of Whitehall Enterprises, Inc. acquired 100% of DF, a mortgage banking and broker business. The purchase price of $531,250 was paid for with 2,125,000 shares of the Company's common stock. The common stock value was established using the average quoted market price at the time of the acquisition of $0.25 per share. The acquisition of ALG was accounted for under the purchase method in accordance with APB-16. The results of operations of the acquired company were included in the consolidated results of operations of the Company from the respective acquisition date.

The estimated fair market value of assets acquired and liabilities assumed is summarized as follows:

              Current assets                                   $        58,615
              Property & equipment                                      97,329
              Other assets                                               4,012
              Goodwill                                                 510,977
              Current liabilities                                      (83,936)
              Obligation under capital lease                           (55,747)
                                                                --------------
                                                                $      531,250
                                                                ==============

The goodwill of $510,977 will be amortized over an estimated useful life of 15 years.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


NOTE 13   ACQUISITION - continued

Direct Financial, LLC (DF)
--------------------------

Unaudited pro-forma combined results of operations, assuming the acquisition had taken place at the beginning of the 1999 fiscal year, are summarized as follows:

              Net sales                                        $  6,538,355
              Income from continuing operations
                before income taxes                            $    203,008
              Income taxes                                     $     53,115
              Income from continuing operations                $    149,893
              Per diluted share                                $     0.0012

License - Medical Software DocPal
---------------------------------

On August 23, 2000, the Company acquired 100% of the proprietary rights of the license of a medical software known as DocPal Medical Review. The purchase price was $2,650,000, which included a note payable for $500,000 and a convertible debenture of $2,150,000 (See Note 8).

The acquisition was accounted under the purchase method in accordance with APB-16. Accordingly, the Company allocated the purchase price of the license, identified as an intangible asset, which will be amortized over an estimated useful life of 17 years.

NOTE 14   DISCONTINUED OPERATIONS

On June 27, 2000, the board of directors approved management's plan to sell its wholly owned subsidiary, MBM. On June 30, 2000, the Company sold the Canadian plastics manufacturing subsidiary, MBM, to a shareholder in exchange for notes receivable totaling $3,504,965 (See Note 4). Accordingly, the Company reported the results of the operations of MBM, and the gain on the disposal, as discontinued operations.

A summary of financial data of the sale is as follows:

             Financial Position
             ------------------

              Current assets                                   $     870,033
              Loan receivables                                     1,379,313
              Deferred finance cost                                  578,234
              Property, plant & equipment                            602,085
              Current liabilities                                 (1,243,961)
              Long-term debt                                      (1,432,116)
                                                               -------------
                                                               $     753,788
                                                               =============

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999



NOTE 14   DISCONTINUED OPERATIONS - continued

The 1999 balance sheet has not been restated. At September 30, 2000, there were no assets related to discontinued operations . MBM had net sales of $3,826,000, and net income of $2,526 through June 30, 2000. For the fiscal year ended September 30, 1999, net sales were $4,170,370, and net income was $78,003. As part of the agreement for the sale of MBM, the purchaser agreed to pay certain liabilities of the Company. The prior year statement of operations has been restated for comparison purposes.

NOTE 15   EMBEZZLEMENT AND CONTINGENCIES

During the fiscal year, Whitehall officers discovered an embezzlement perpetrated by an officer of ALG and his wife, also an ALG employee. ALG had invested in a split-dollar life insurance policy on the life of this officer. Under the terms of the policy, the premiums paid by the company are recoverable upon the death of the insured on termination of the policy, and are carried on the balance sheet as an asset. In September 2000, the insured officer received the entire cash surrender value of the policy, $152,105, including the amount that the company had invested as premiums. This officer and employee were terminated in November 2000. It was subsequently discovered that certain personal expenses of the officer and the employee were charged to ALG using a company credit card. As of September 30, 2000, the amount of personal charges was determined to be $26,988. In October, 2000, approximately $20,000 additional personal charges were discovered subsequent to an internal investigation. The investigation is continuing, and management believes that the total amount of personal expenses charged to the company by this officer and the employee is in excess of $200,000. In addition, management believes this officer did not disclose liabilities of ALG in excess of $150,000 that were in existence at the time of the acquisition, and subsequently authorized payment by ALG.

A complaint has been filed with the Superior Court of the State of Arizona, County of Maricopa, against the officer and his spouse. Management is still investigating to determine the total amount of the embezzlement.

It is the opinion of management that the full amount of the embezzlement will be recovered, including the amounts referred to above, plus any additional expenses resulting from these losses. However, the full extent of the losses is not known at this time, and uncertainty exists as to the outcome of the court action.

NOTE 16    SEGMENT INFORMATION

The Company is a holding company that operates three segments, each of which is a strategic business that is managed separately. The segments and the descriptions of the businesses are as follows: a) mortgage and banking services;
b) medical software; and c) hair growth and hair loss prevention technology. The medical software and hair loss prevention businesses are considered to be in the development stage, therefore no segment information is presented.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999



NOTE 16    SEGMENT INFORMATION - continued

Financial information for the mortgage and banking services segment is as follows:

              Revenue                                             $  3,583,474
              Segment loss                                        $   (488,347)
              Total assets                                        $  4,211,135
              Capital expenditures                                $    939,018
              Depreciation and amortization                       $     44,399

NOTE 17    SUBSEQUENT EVENT

On October 3, 2000, the Company entered into an agreement to acquire a 100% interest of MiB Financial Services and MiB Group, Ltd. (both Indiana corporations) in exchange for 900,000 shares of the common stock of the Company.

On October 31, 2000, by resolution of the board of directors, the Company approved the issuance of 23,108,468 shares of common stock to a related party in exchange for loans payable in the amount of $669,425. The market price of the shares at the grant date was $0.1094.