Form 10QSB
period 2000-12-31
WHITEHALL ENTERPRISES INC
filed 2001-02-20
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   December 31, 2000
                                        ---------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                  to
                                        ----------------    ---------------

         Commission File Number    0-20922
                                -------------


                           WHITEHALL ENTERPRISES, INC.
 -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                        75-2274730
         --------                                        ----------

    (State or jurisdiction of                   IRS Employer Identification No.)
    incorporation or organization)

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

                              Yes X          No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 138,107,945 shares as of December 31, 2000.

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets - December 31, 2000 and September 30, 2000

                  Consolidated Statements of Operations -- Three Months Ended December 31, 2000 and 1999

                  Statements of Cash Flows -- Three Months Ended December 31, 2000 and 1999

                  Notes to  Financial Statements

Item2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities and Use of Proceeds

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6. Financial Statements, Pro Forma Financial Information and Exhibits

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                     Consolidated Balance Sheet - Unaudited
                    December 31, 2000 and September 30, 2000

                                     ASSETS

                                                                                   Unaudited
                                                    December 31, 2000          September 30, 2000
                                                    -----------------          ------------------
 Current Assets
       Cash                                           $    256,011                $     57,380
       Accounts receivable                                 214,752                     265,410
       Loan inventory                                    1,799,050                   3,339,309
       Prepaid Expenses                                     40,832                      15,246
                                                      ------------                ------------
 Total Current Assets                                    2,310,645                   3,677,345
                                                      ------------                ------------

 Loans Receivable                                        2,406,426                   2,434,531
                                                      ------------                ------------

 Property and Equipment                                    401,647                     304,253
 Less Accumulated Depreciation                            (146,693)                   (142,469)
                                                      ------------                ------------
       Property and Equipment - Net                        254,954                     161,784
                                                      ------------                ------------

 Other Assets
       Goodwill and other intangible assets - net        4,067,488                   3,666,021
       Amounts due from related parties                    258,575                     179,093
       Deposits                                              1,856                      15,039
                                                      ------------                ------------

 TOTAL ASSETS                                         $  9,299,944                $ 10,133,813
                                                      ============                ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities

 Current Liabilities
       Capital lease obligations - current portion    $     10,000                $     10,000
       Current portion of long term debt                   344,018                     377,573
       Notes payable - bank                              1,787,793                   3,322,889
       Income taxes payable                                     --                          --
       Accounts payable                                    590,379                     474,628
                                                      ------------                ------------

 Total Current Liabilities                               2,732,190                   4,185,090
                                                      ------------                ------------

 Convertible debentures                                  2,150,000                   2,150,000
 Capital leases - non current portion                       39,322                      61,032
 Loan payable  - related parties                           889,329                     626,070
 Long Term Debt                                                 --                      33,114
                                                      ------------                ------------

 Total Liabilities                                       5,810,841                   7,055,306
                                                      ------------                ------------


 Shareholders' Equity
       Preferred stock, $.001  par value,
         4 million shares authorized, issued
         and outstanding                                     4,000                       4,000
       Common Stock, $.0001 par value,
         200,000,000 shares authorized, 138,107,945
         shares issued and outstanding                      13,812                      13,812
       Additional Paid In Capital                        3,231,541                   2,795,764
       Retained earnings                                   239,750                     264,931
                                                      ------------                ------------

 Total Stockholders' Equity                              3,489,103                   3,078,507
                                                      ------------                ------------

 TOTAL LIABILITIES AND
       STOCKHOLDER'S EQUITY                           $  9,299,944                $ 10,133,813
                                                      ============                ============


                                           See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Operations - Unaudited
                For the Quarters Ended December 31, 2000 and 1999



                                           December 31, 2000   December 31, 1999
                                           -----------------   -----------------
Revenues from Operations
      Sales                                 $   2,220,796         $   1,364,301

Cost of Sales                                          --             1,083,906

                                            -------------         -------------
Gross Profit                                    2,220,796               280,395
Consulting Fees                                        --                40,000
                                            -------------         -------------
Total Operating Revenues                        2,220,796               320,395
                                            -------------         -------------

Operating Expenses

      Sales, General and Administration         2,154,838               714,474
      Depreciation                                 14,912                34,582
                                            -------------         -------------

Total Operating Expenses                        2,169,750               749,056
                                            -------------         -------------

Income (loss) from operations                      51,046              (428,661)
                                            -------------         -------------

Other Expenses
      Sundry Income                                28,722                    --
      Interest expense                            104,949               (43,460)
                                            -------------         -------------

Net Loss                                    $     (25,181)        $    (472,121)
                                            =============         =============

Net Loss Per Common Share                         (0.0002)              (0.0038)
                                            =============         =============

Number of Shares Used in Computation          138,108,000           124,900,000
                                            =============         =============

                           WHITEHALL ENTERPRISES, INC.
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Cash Flows - Unaudited
                For the Quarters Ended December 31, 2000 and 1999


                                                                                  December 31, 2000      December 31, 1999
                                                                                  -----------------      -----------------
 Cash flows form operating activities:

Net Loss                                                                             $   (25,181)           $  (472,121)

Adjustments to reconcile net income to net cash
provided by operating activities:
      Depreciation                                                                        14,912                 34,582
      Deferred gain on sale and leaseback transaction                                    263,259                176,380
Change  in assets and liabilities
      (Increase) decrease in accounts receivable                                          50,658               (107,127)
      (Increase) decrease  in inventory                                                1,540,259                 56,749
      (Increase) decrease  in prepaid expenses                                                --                 26,480
      (Increase) decrease in notes receivable                                             28,105                     --
      (Increase) decrease in other assets                                                (91,885)              (160,067)
      Increase (decrease) in accounts payable and accrued expenses                       115,751                121,692
      Stock options issued to officers, directors and others                                  --                483,000
      Increase (decrease) in income tax accounts                                              --                (76,307)
                                                                                     -----------            -----------

      Total adjustments                                                                1,921,059                555,382
                                                                                     -----------            -----------

      Net cash provided (used) by operating activities                                 1,895,878                 83,261
                                                                                     -----------            -----------

Cash flows from investing activities
      Acquisition of property and equipment                                             (108,082)                    --
      Acquisition of intangible assets                                                  (401,467)                    --
                                                                                     -----------            -----------

      Net cash provided (used) by investing activities                                  (509,549)                    --
                                                                                     -----------            -----------

Cash flows from financing activities:
      Net borrowings                                                                  (1,535,096)                    --
      Principal payments for capital lease obligations                                   (21,710)               (77,018)
      Retirement of long term debt                                                       (52,889)                    --
      Proceeds from paid in capital                                                      435,777                     --
                                                                                     -----------            -----------

      Net cash provided (used) by financing activities                                (1,173,918)               (77,018)
                                                                                     -----------            -----------

Net increase (decrease) in cash and cash equivalents                                     212,411                  6,243

Cash and cash equivalents - beginning of year                                             57,380                  2,264
                                                                                     -----------            -----------

Cash and cash equivalents - end of period                                            $   269,791            $     8,507
                                                                                     ===========            ===========


                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (UNAUDITED)
                                December 31, 2000

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

         In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. The results of operations for the three-month periods ended December 31, 2000 and 1999 are not necessarily indicative of operating results to be expected for a full year.

(2)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -----------------------------------------------------------

Organization
------------

Whitehall Enterprises, Inc. ("the Company"), was incorporated under the laws of the State of Delaware on October 12, 1988. On January 8, 1999, the Company amended its articles of incorporation changing its name from Total World Telecommunications, Inc. to Whitehall Enterprises, Inc. The acquisition of Mega Blow Moulding, Limited ("MBM") was effective December 1, 1998. The Company sold the operations of MBM on June 30, 2000. The acquisition of Hairbiotech, Inc. was effective September 30, 1999. The acquisition of Alternative Lending Group, Inc. ("ALG") was effective January 25, 2000, the acquisition of Direct Financial, LLC ("DF") by ALG, effective March 23, 2000 and the acquisition of MiB Financial Services and MiB Group, Ltd. were effective October 3, 2000.

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

Notes receivable consists of notes related to the sale of MBM. An allowance has been established based on management's estimate of possible bad debts.

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

Property, machinery, and equipment are stated at cost, and are depreciated over their estimated useful lives using accelerated and straight-line methods as follows:

                                                               Useful Life
                                                               -----------

              Office equipment                                   3-5 years
              Machinery and equipment                              5 years
              Leasehold improvements                               5 years

Goodwill and Other Intangible Assets
------------------------------------

Goodwill was established as a result of certain acquisitions (See Note 3). Other intangible assets include patents and licenses.

Amortization of goodwill and patents is determined utilizing the straight-line method based generally on the estimated useful lives of 15 years for goodwill and 17 years for patents, licenses, and other intangible assets.

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

No reduction for impairment of long lived assets was necessary at December 31, 2000.

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

Revenue Recognition
-------------------

Origination fees in ALG and affiliates for warehoused loans are recognized as revenue when the loans are made to the extent they represent reimbursement of loan origination costs. Revenues in the form of origination points, service release premiums and other fees are recognized upon the funding of the mortgage loan by the ultimate lender. Sales of loan inventory are generally without recourse and are recorded when the proceeds are received by the Company. Other revenues are recognized as income when earned.

Advertising
-----------

In addition to the advertising expenses incurred as a result of normal operations, the Company participates in various advertising and promotion programs relative to its financial services division. All costs related to advertising and promotion are expensed in the period incurred. Costs for advertising and promotion programs totaled approximately $100,603 for the quarter ended December 31, 2000.

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

Loan inventories in ALG are fully collateralized mortgages pending sale to investors. The Company uses a warehouse line of credit facility from a national banking institution (See Note 8). Management believes the credit risk associated with these loans, with specific borrowers and geographic concentration, is not significant.

Net Income (Loss) per Share
---------------------------

Basic net income (loss) per share for each year is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted income (loss) per share includes the effects of common stock equivalents to the extent they are dilutive. Additionally, approximately 179,000 weighted average shares, issuable pursuant to the convertible debenture obligation, have been excluded from the earnings per share at December 31, 2000 since such shares are anti-dilutive.

Net Income (Loss) per Share
---------------------------

Basic weighted and dilutive average number of shares outstanding is as follows:

               Basic weighted average number
                 of shares outstanding                           131,502,989
               Effect of dilutive securities
               Stock options                                      17,709,601
               Warrants                                            3,281,250
               Convertible preferred stock                       108,000,000
                                                                 -----------
               Dilutive weighted average shares
                Outstanding                                      260,493,840
                                                                 ===========

(2)     EQUITY TRANSACTIONS
        -------------------

        A summary of the stock is as follows:

        Common Stock - The Company authorized 200,000,000 shares of common stock, $.0001 par value per share. As of December 31, 2000, 138,600,000 shares of common stock were issued and outstanding.

       On January 25, 2000, the Company issued 8,000,000 shares of common stock in connection with the acquisition of ALG, at $400,000. The value of $0.05 per share was the average quoted market price during the acquisition period. On March 23, 2000, the Company issued 2,125,000 shares of common stock in connection with the acquisition of DF, at $531,250. The value of $0.25 per share was the average quoted market price during the acquisition period. On September 1, 2000, the Company issued 300,000 shares of common stock, valued $0.1094 at grant date, as a signing bonus to two officers of Palm Desert, a California office of ALG. Compensation of $32,820 will be recognized into operations over the five-year term of the agreement. Compensation expense for the year ended September 30, 2000 was $547. On October 3, 2000, the Company acquired MIB (see
Note 3 - Acquisitions) for 900,000 shares of Whitehall common stock.

        Preferred Stock - There are 4,000,000 authorized shares of Series I convertible preferred stock at $.001 par value per share. At December 31, 2000 there were 4,000,000 shares of Series I convertible preferred stock issued and outstanding, which were held by the prior parent of MBM. There is a five (5) year restriction on the conversion of preferred shares to common shares pursuant to the Agreement. In October, 1999, the Company, by a resolution of the board of directors, decreased the conversion rate of the preferred stock from 100 shares to 27 shares of common stock for each share of preferred stock.

On July 30, 1999, the prior parent of MBM issued to an officer of the company an irrevocable option to purchase the 4,000,000 preferred shares at an exercise price of $0.0388. The option will expire July 30, 2001.

(3)      ACQUISITIONS
         ------------

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

The estimated fair market value of assets acquired and liabilities assumed is summarized as follows:

              Current assets                                   $   31,250
              Property & equipment                                 96,685
              Goodwill                                            435,464
              Current liabilities                                 (68,399)
                                                                ---------
                                                               $  495,000
                                                               ==========

(4)      LEGAL MATERS:
         ------------

         The Company reported in its report for the quarter ended June 30, 2000 that it was not involved in any form of litigation, nor had it been served by anyone, however, it was being threatened of being sued by parties believed to be short in the Company's stock. Some of these parties were, and still are, attempting to extort a certain amount of shares from the Company by making accusations, known to be blatant lies, against the Company and the Company's CEO, Mr. Luis Alvarez.

         Management felt compelled to disclose the Company's dealings with these parties at that time in the unlikely event that either the Company or the CEO would be served with a frivolous lawsuit. The Company CEO and three Company attorneys met with these parties' attorney to discuss the nature of their complaints. Neither the Company nor Mr. Alvarez was ever served, either personally or through any of the attorneys, as Mr. Alvarez suggested they could do. The Company's disclosure, therefore, was done in an abundance of caution. The Company was, and is, prepared to be served by such parties and possesses numerous articles of evidence defending the Company and CEO against their accusations. Management believes that these parties are merely attempting to apply pressure, by filing frivolous complaints and motions, in order to receive a specified amount of common shares, but without having to expose themselves to any sort of testimony. Thus, the following has been their course of action:

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

         As acknowledged in writing by Plaintiffs' counsel, there is no merit whatever to the Lawsuit. Mr. Alvarez did not threaten Plaintiffs as alleged in the Lawsuit, nor are Plaintiffs otherwise entitled to relief from the Transactions. Whitehall and Mr. Alvarez will not only aggressively defend the Lawsuit, attacking among other things, the service issue of a summons and complaint upon Whitehall and Mr. Alvarez, but will file when appropriate, a counter-complaint.

         (2) On March 27, 2000, 127 Ontario and 129 Ontario ("Ontario") filed a Motion with the United States Bankruptcy Court, Southern District of Florida to require the Company to fulfill certain terms of the Court's Confirmation Order of September 8, 1998, specifically payment of $75,000 in cash, issuance of 4,000,000 shares of Preferred Stock and the appointment of three of the five directors of the Company. Coincidentally, the attorneys for Ontario, which also represent CVI, did not notify the Company attorneys and an Order was granted by the U.S. Bankruptcy Court on October 16, 2000 to this effect.

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

         Whereas, both of the above mentioned filings are frivolous in nature, the Company is legally bound to disclose them at this time. Management believes that the disclosure itself is what the parties have been trying to use as leverage against the Company and the CEO.

         On December 22, 2000 the Company filed in Superior Court of the state of Arizona, County of Maricopa a complaint styled Whitehall Enterprises, Inc., a Delaware corporation; and Alternative Lending Group, Inc., an Illinois corporation, Plaintiffs, v. R. Jeffrey Mertz and Kelly Mertz, husband and wife, Defendants., Case number CV2000022536. The complaint charges the Defendants with Breach of Contract, Conversion, Breach of Fiduciary Duty, Fraudulent Conveyance and Unjust Enrichment.

         Subsequent to the acquisition of ALG by Whitehall and pursuant to an Employment Agreement, Mr. Robert Jeffrey Mertz ("Mertz") continued to be employed as the President of ALG. In that capacity, Mertz retained significant control over ALG's corporate accounts and operations.

         In or about June, 2000, Mertz arranged to purchase a home in Paradise Valley for approximately $1.5 million. Mertz purchased the home for his personal use. The purchase of the home conferred no benefit on ALG. Mertz made arrangements to borrow the bulk of the purchase price from ALG and other third parties. Mertz represented on his application and attached financial statements that he was the owner of both ALG and the 8 million Whitehall shares that Whitehall had used to purchase ALG. Mertz also represented that certain corporate accounts of ALG, and that certain vehicles leased to ALG, were his personal assets. Mertz made additional false disclosures to his lenders in order to secure financing. Specifically, Mertz falsely represented that he had received income from MiB, which at the time was in acquisition negotiations with Whitehall. Mertz also falsely reported income from another company. Mertz did not have sufficient personal assets to meet his down payment obligations. Consequently, he arranged for ALG funds to be wired from ALG accounts in order to meet his down payment obligations. Mertz falsely represented the true purchase price of the home. Although he indicated in his loan documents that the sale price was approximately $1.5 million, Mertz made arrangements for approximately $200,000 to be returned to him after the loans closed. With assistance from fellow ALG employee, Jonathan Reece, Mertz packaged the loan transaction through ALG in order to hide his illegal activity. However, Mertz did not disclose to his lenders that he was employed by ALG. Instead, he falsely represented that he was employed by Whitehall and that he was a customer of ALG. Although Mr. Reece was not an ALG loan officer, he represented himself as one at Mertz's direction in order to mislead the lending banks. By implicating ALG in the transaction, Mertz subjected the company to potential recourse by the lender banks. Mertz's various misrepresentations violated state and federal criminal banking laws, and constituted a fraud on all of the participants in the transaction, including ALG.

         Defendants also used ALG assets for personal reasons to the detriment of ALG. Among other things, Whitehall learned that Defendants used their ALG credit cards to purchase in excess of $200,000 in goods and services intended to benefit Defendants personally, and which conferred no benefit to ALG. These items included purchases from Victoria's secret, limousine travel to Las Vegas, cash advances at casinos, and other consumer goods, including furniture and accessories for the Defendants' newly purchased Paradise Valley home.

         In addition to discovering several acts of misconduct by Mertz, including the misappropriation of ALG funds, Mertz had mismanaged ALG and had failed to use his best efforts to secure revenue for ALG. Therefore, on November 10, 2000, pursuant to its authority under the Articles of Incorporation and Bylaws of ALG, Whitehall removed Mertz and Jonathan Reece as Directors of ALG. Whitehall appointed Luis Alvarez, James Mack, and Vincent Landis as replacement directors. That same day, ALG terminated Mertz's employment with ALG. Mr. Jonathan Reece and Mrs. Kelly Mertz were also terminated. The new Directors then appointed James Mack as President and Secretary.

         In anticipation of his termination, Mertz arranged for a colleague to remove his office computer from the ALG office. Mertz also removed various records regarding ALG's accounts. Mertz's purpose in taking these records was to hinder the ability of Whitehall and ALG to discover his various acts of embezzlement and fraud. The computer in question contained proprietary documents and client files belonging to ALG depriving ALG of valuable business information which cannot be replaced.

         Immediately following his termination, Mertz contacted representatives of Merrill Lynch, which managed certain accounts of ALG. Mertz instructed the Merrill Lynch representatives to transfer funds from ALG accounts into his personal accounts, or into accounts he had opened in the name of ALG but which were not listed on ALG's financial reports and were, therefore, unknown to Whitehall and new ALG President James Mack. Without knowing that Mertz had been terminated, Merrill Lynch complied with Mertz's requests. These misappropriated funds from ALG's Merrill Lynch accounts were intended to be used to meet ALG's November payroll obligations. As a result of Mertz's embezzlement, ALG incurred indebtedness to its employee leasing company which funded ALG's payroll obligations.

         In addition to his unauthorized use of the funds in ALG's Merrill Lynch accounts, Mertz contacted representatives of Northwestern Mutual Life Insurance Company to obtain one or more loans against the policies. The Northwestern representatives arranged for Mertz to receive approximately $100,000 as a loan secured by the Northwestern life insurance policies. Mertz then used the proceeds from the loan which rightfully belong to ALG for his personal benefit, therefore, secreting the proceeds of the Northwestern Mutual Life loan with the intent to defraud Plaintiffs. The Northwestern Mutual life insurance policies are an asset of ALG. This representation was confirmed by an Eide Bailey audit report of ALG provided to Whitehall in connection with the acquisition of ALG.

         Mertz's various unauthorized uses of ALG funds, and his mismanagement of ALG, constitute acts in breach of his Employment Agreement with ALG. Without authority from ALG or Whitehall, Mertz unlawfully converted funds belonging to ALG for his personal use. Mertz's various unauthorized uses of ALG funds, and his mismanagement of ALG, constitute acts in breach of his fiduciary duty to ALG and to Whitehall, as the sole shareholder of ALG. Defendants have made transfers of funds with the intent to hinder, delay, or defraud ALG and Whitehall in violation of A.R.S. ss. 44-1001 et. seq. Mertz has illegally and without authorization obtained ALG funds with the intent to defraud Plaintiffs. Mertz also transferred funds to other personal accounts and/or used a portion of the ALG funds to secure legal representation for Defendants, for Jonathan Reece, and for Mindi Osborn, the bookkeeper for ALG.

         At all times relevant to the allegations set forth herein, a fiduciary and agency relationship existed between Mertz, ALG, and Whitehall, as the sole shareholder of ALG and at all times relevant to the allegations set forth herein, Mertz owed a duty of care and loyalty to ALG and Whitehall, as the sole shareholder of ALG. Mertz's conduct constitutes a breach of his duties of care and loyalty to ALG.

         The Defendants have been enriched by the wrongdoing described herein and the Plaintiffs have been unjustly deprived of assets as a result of the Defendants' wrongdoing. There is a connection between Defendants' enrichment and the harm caused to Plaintiffs.

         ALG is the rightful owner of, and is entitled to possess, the aforementioned office computer, credit cards, a 2001 Porsche leased without authorization, and a 1999 GMC Yukon. ALG has demanded the return of said property and Mertz has refused.

         Therefore, incorporating the allegations set forth herein, the Plaintiffs requested the Court to grant relief in favor of Plaintiffs and against Defendants as follows:

         A Writ of Replevin directing the Sheriff to recover possession of ALG's credit cards, its office computer, and the two leased automobiles, and to return same to ALG;

         A Writ of Attachment against Defendants' bank accounts to prevent them from removing the assets of ALG from this jurisdiction;

         An injunction ordering Mertz to turn over records of all accounts where he has deposited ALG funds, and to answer questions regarding same;

         An award of damages, including punitive damages, in the form of judgment against Defendants in an amount to be proven at trial;

         Recovery of its taxable costs and reasonable attorneys' fees;

         Pre-judgment and post-judgment interest at the maximum rate permitted by law

         At the present time, no discovery has been conducted in the case but Mr. Mertz is being noticed for deposition. The Company plans on amending the complaint to include other charges and is evaluating the circumstances to determine if any legal action will be taken against any other parties.

         On February 13, 2001 Mr. Mertz filed a 14 count lawsuit naming Whitehall, ALG, Luis Alvarez, Whitehall Chairman, James Mack, ALG President, Vincent Landis, Whitehall Director, Michael Matney, ALG Vice President and their spouses in an effort to divert attention away from his actions and perhaps in order to compel the Company to settle the action detailed above. The Company will not pursue a settlement with Mr. and Mrs. Mertz unless the Company recovers all monies lost as a consequence of Mertz's actions.

(5) PROPERTY AND EQUIPMENT:
    ----------------------

        Property and equipment at December 31, 2000 and September 30, 1999 consisted of the following:

                                                December 31        September 30
                                                   2000                2000
                                                   ----                ----
           Furniture and fixtures               $  236,523          $   146,496
Computers and equipment                            160,524              154,057
Leasehold improvement                                4,600                3,700
                                                ----------          -----------
                                                   401,647              304,253
           Less: accumulated depreciation         (146,693)            (142,469)
                                                ----------             --------
           Total                                $  254,954          $   161,784
                                                ==========          ===========

Depreciation expense for the nine month periods ended December 31, 2000 and 1999 was $5,080 and $44,930, respectively.

(6) LEASE COMMITMENTS:
    -----------------

The Company leases office space, vehicles, and office furniture and equipment under non-cancelable operating leases, which have initial terms in excess of one year.

At December 31, 2000, future minimum annual lease payments under these operating leases for the next 5 years are as follows:

         2001                                            $  289,600
         2002                                               194,300
         2003                                               135,100
         2004                                                91,600
                                                         ----------
                                                         $  710,600
                                                         ==========

(7) INCOME TAXES:
    ------------

        The Company reduced taxable income for the year ended September 30, 2000, by applying federal net operating losses to pre-tax income, reducing taxable income by $71,058,968. These losses were carried forward from prior years. A 100% valuation allowance has been recorded to offset the net deferred tax asset due to uncertainty of the Company generating future taxable income.

(8) LINES OF CREDIT:
    ----------------

         ALG has warehouse lines of credit from two financial institutions totaling $7,500,000. The interest rate for the lines of credit is prime plus 2%. As of December 31, 2000, ALG owes $1,787,793 against both lines. The lines of credit are collateralized by assignment of mortgage notes and deeds of trust of the respective loans.

(9) LONG TERM NOTES PAYABLE:
    -----------------------

         Long-term debt consisted of the following:

         Convertible debenture with an interest rate of 5% per annum; due on February 28, 2002, principal and interest accrued; convertible at the option of the maker or payee on or before February 28, 2002 into shares of common stock at an exercise price of $1. Subsequent to its maturity date, the Company has the right to issue its common stock in full payment (principal and accrued interest after February 28, 2002) at a conversion price equal to the average closing bid price per share for the five trading days prior to the notice of conversion.
                                                                    2,150,000

         Note payable with an interest rate of 8% per annum,
         payable in 15 installments of $33,333.33;
         due on October 15, 2001.                                     344,018
                                                                    2,494,018
         Less current portion                                        (344,018)
                                                                   ----------
                                                                 $  2,150,000

(10) RELATED PARTY TRANSACTION:
     -------------------------
        The Company has unsecured loans payable to related parties. The notes are due on demand with no interest rate. At December 31, 2000 and September 30, 2000, the balance on these loans were $889,329 and $626,070, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----    RESULTS OF OPERATIONS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS
-----------------------------------------------------------

PLAN OF OPERATIONS
------------------

     During fiscal year ending 2001, the Company will focus on carrying out the following objectives:

o Increase the amounts of loans originated and secure more favorable terms in the warehouse lines of credit for ALG. Concentrate on increasing revenues and profits within profitable markets and not just increasing the number of states.

o Continue efforts to promote HBI patents and execute a royalty agreement to generate revenue.

o Generate revenues by marketing DocPal through a joint venture with one of several candidates.

o Make two acquisitions that will have an immediate, positive impact on the Company's balance sheet in terms of equity, and generate net income.

         During the year ended September 30, 2000, and through the quarter ended December 31, 2000, the Company focused its resources in establishing a presence in the financial services industry as a national mortgage lender. The most important goal continues to be to increase the amount of mortgage loans originated. Once achieved, with the acquisitions of ALG, DF, and MiB, the Company operates in twelve states and two additional states are pending licensure. Currently, resources are also being provided to increase marketing efforts to originate more loans.

         Effective June 30, 2000, the Company sold MBM. With the proceeds and obligations received with the sale of MBM, the Company purchased the license to the distribution rights of "DocPal" from Windmill

* On October 3, 2000, ALG acquired MiB, an out-source telemarketing company based in Indianapolis and a mortgage brokerage company licensed to conduct business in Kentucky and Indiana.

         MiB provides marketing support and fulfillment services from its Indianapolis call center to companies across America. Utilizing a 12-hour call center (from 9:00 a.m. to 9:00 p.m. weekdays), MiB's 40 telemarketing employees specialize in providing in/outbound telemarketing services for the mortgage and financial industry (most notably in B, C and D refinancing debt consolidation). MiB has assisted in excess of 700 clients grow their business. MiB's client roster includes large, medium and small mortgage bankers; however, the company also performs a variety of calling for insurance companies, fixed annuities and home improvement lead generation. While the company does not currently market credit cards, there are plans for expansion.

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

         Upon completion of preliminary trials and execution of an Option Agreement, a leading pharmaceutical company may be responsible for funding 100% of Hairbiotech's human clinical trials and ongoing research, as well as, supplying adequate bulk topical compound needed to complete the study. The term of the study will commence within 30 days of the FDA's acceptance of the application. Per the agreement, Hairbiotech is not required to pay for any of the research or costs associated with the product. The pharmaceutical company will furnish Hairbiotech with $1,200,000 in milestone payments. In exchange for the pharmaceutical company's patronage, Hairbiotech will grant it an option to acquire an exclusive worldwide license to the patent and all applications of the study. The pharmaceutical company will utilize its resources to manufacture, market and sell the product(s) and submit associated reports to Hairbiotech. Upon commercialization, the pharmaceutical company is obligated to document sales of the product(s) and submit royalty payments to Hairbiotech.

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

RESULTS OF OPERATIONS
---------------------

         The Company's operations consists almost entirely of the operations of ALG and affiliates. Revenues consist of commissions and fees earned on mortgage loans closed and sold with no recourse to institutional investors.

         Revenues from sales for the quarter ended December 31, 2000 were $2,220,796. This represents an increase of 97.3% over comparable pro-forma combined revenues from ALG and DF from their prior fiscal year (December 31, 1999) amounted to $4,501,272 divided by 4 quarters.

         General and administrative expenses were $2,154,838 or 97.1% of sales for the quarter ended December 31, 2000. Management is currently placing emphasis in attaining greater profitability through cost cutting measures in ALG and DF operations.

         Interest expense incurred of $104,949 in ALG was paid in warehouse lines of credit used to close loans originated.

         The Company's consolidated net loss for the quarter ended December 31, 2000 amounted to $(25,181) compared to net loss of $(472,121) for the quarter ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        At December 31, 2000, the Company had operating cash on hand of $256,011 as compared to cash on hand at September 30, 2000 of $57,380. At December 31, 2000, the Company had a negative working capital ratio of current assets to current liabilities of approximately .967 which improved from a comparable ratio of .879 at September 30, 2000.

        The long term portion of debt at December 31, 2000 consisted of installments due on capital lease and loan obligations of $39,322, a convertible debenture of $2,150,000 issued for the purchase of DocPal Medical Review software license, and loans of $889,329 due to an investor group that was issued common shares in lieu of payment effective at October 31, 2000. The convertible debenture referred to above is subject to conversion at $1 per share until February 28, 2002, the maturity date. Afterwards, the conversion rate becomes the average closing bid price per share for the five trading days prior to the notice of conversion.

        Cash flows provided by operating activities during the year ended September 30, 2000 were approximately $1,895,878. The cash provided by operations was used to pay for the expenses of the Company and service debt. Cash provided by operating activities for the quarter ended December 31, 2000 was approximately $83,621.

        Cash flows used in investing activities during the quarter ended December 31, 2000 were approximately $509,549 used to acquire the MiB common stock. Cash flows provided by investing activities during the year ended September 30, 2000 were approximately $549,910 consisting of the proceeds from the sale of MBM.

         Cash flows from financing activities during the quarter ended December 31, 2000 were provided by loans advanced to meet the working capital requirements needed to hold loan inventory for resale to investors and proceeds for the acquisition of MiB.

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

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

                  None

ITEM 5.           OTHER INFORMATION
                  -----------------

                  None

ITEM 6.           FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION
                  -----------------------------------------------------
                  AND EXHIBITS
                  ------------

                  (a) Details of the acquisition of MiB will be available through an 8-K as by March 31, 2001.

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

                                 WHITEHALL ENTERPRISES, INC.
                                 FORMERLY KNOWN AS
                                 TOTAL WORLD TELECOMMUNICATIONS, INC.

                                       (Registrant)

Date:  February 20, 2001            By:/s/ Luis Alvarez
                                       --------------------------------
                                           Luis Alvarez, President