Form 10QSB
period 2001-03-31
WHITEHALL ENTERPRISES INC
filed 2001-05-22
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 31, 2001
                                        ------------------

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

                                    Yes [X] No [ ]

         APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 138,107,945 shares as of March 31, 2001.

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.


                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets - March 31, 2001 and September 30, 2000

                  Consolidated Statements of Operations -- Three and Six Months Ended March 31, 2001 and 2000

                  Statements of Cash Flows -- Three and Six Months Ended March 31, 2001 and 2000

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

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Financial Statements, Pro Forma Financial Information and Exhibits


                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                     Consolidated Balance Sheet - Unaudited
                      March 31, 2001 and September 30, 2000


                                                         ASSETS                  Unaudited
                                                                                               September 30,
                                                                               March 31, 2001       2000
                                                                                ------------    ------------
Current Assets
      Cash                                                                      $     56,932    $     57,380
      Accounts receivable                                                            300,672         265,410
      Loan inventory                                                                 662,900       3,339,309
      Prepaid Expenses                                                                61,081          15,246
                                                                                ------------    ------------
Total Current Assets                                                               1,081,585       3,677,345
                                                                                ------------    ------------

Loans Receivable                                                                   2,364,093       2,434,531
                                                                                ------------    ------------

Property and Equipment                                                               482,795         304,253
Less Accumulated Depreciation                                                       (164,694)       (142,469)
                                                                                ------------    ------------
      Property and Equipment - Net                                                   318,101         161,784
                                                                                ------------    ------------

Other Assets
      Goodwill and other intangible assets - net                                   4,068,448       3,666,021
      Amounts due from related parties                                               271,636         179,093
      Deposits                                                                         1,782          15,039
                                                                                ------------    ------------

TOTAL ASSETS                                                                    $  8,105,645    $ 10,133,813
                                                                                ============    ============


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
      Capital lease obligations - current portion                               $     10,000    $     10,000
      Current portion of long term debt                                              310,685         377,573
      Notes payable - bank                                                           698,641       3,322,889
      Income taxes payable                                                              --              --
      Accounts payable                                                               597,624         474,628
                                                                                ------------    ------------

Total Current Liabilities                                                          1,616,950       4,185,090
                                                                                ------------    ------------

Convertible debentures                                                             2,150,000       2,150,000
Capital leases - non current portion                                                  72,226          61,032
Loan payable  - related parties                                                      845,982         626,070
Long Term Debt                                                                          --            33,114
                                                                                ------------    ------------

Total Liabilities                                                                  4,685,158       7,055,306
                                                                                ------------    ------------


Shareholders' Equity
      Preferred stock, $.001  par value,
        4 million shares authorized, issued
        and outstanding                                                                4,000           4,000
      Common Stock, $.0001 par value,
        200,000,000 shares authorized, 138,107,945
        shares issued and outstanding                                                 13,812          13,812
      Additional Paid In Capital                                                   3,232,501       2,795,764
      Retained earnings                                                              170,174         264,931
                                                                                ------------    ------------

Total Stockholders' Equity                                                         3,420,487       3,078,507
                                                                                ------------    ------------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                                      $  8,105,645    $ 10,133,813
                                                                                ============    ============



                       See Notes to Financial Statements.

                 WHITEHALL ENTERPRISES, INC.
                   FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
       Consolidated Statement of Operations - Unaudited
            For the Three and Six Months Ended March 31, 2001 and 2000

                                                      For the period ended March 31,
                                                 Second Quarter             Six months ended
                                              2001           2000          2001         2000
                                         --------------------------   -----------------------------

Revenues

   Sales, net of discounts and returns   $      --      $ 1,350,477    $      --      $ 2,714,778

   Cost of goods sold                           --       (1,021,603)          --       (2,105,509)
                                         -----------    -----------    -----------    -----------
   Gross Profit                                 --          328,874           --          609,269

   Commisions on loan origination fees     2,041,739        452,153      4,262,535        492,153
                                         -----------    -----------    -----------    -----------

   Total operating revenues                2,041,739        781,027      4,262,535      1,101,422

Expenses
  Sales, General and administrative        2,078,328        954,744      4,233,166      1,669,218
   Depreciation                               14,912         37,500         29,824         72,082
                                         -----------    -----------    -----------    -----------
                                           2,093,240        992,244      4,262,990      1,741,300
Other income/expenses
   Other income                              108,227         26,831        136,949         26,831
   Interest expense                         (126,264)       (64,591)      (231,213)      (108,052)
                                         -----------    -----------    -----------    -----------

Net  (Loss)                              $   (69,538)   $  (248,977)   $   (94,719)   $  (721,099)
                                         ===========    ===========    ===========    ===========

Net (Loss) Per Common Share              $    (0.001)   $    (0.002)   $    (0.001)   $    (0.006)





                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Cash Flows - Unaudited
                For the Six Months Ended March 31, 2001 and 2000


                                                                                March 31, 2001   March 31, 2000
                                                                                --------------   --------------
Cash flows form operating activities:

Net loss                                                                          $   (94,719)   $  (721,099)

Adjustments to reconcile net loss to net cash
provided by operating activities:
      Depreciation                                                                     29,824         72,082
      Deferred gain on sale and leaseback transaction                                    --          168,475
Change  in assets and liabilities net of effects from purchase of subsidiaries:
      (Increase) in accounts receivable                                               (35,262)      (116,644)
      Decrease in loan inventory                                                    2,676,409          1,130
      (Increase) in prepaid expenses                                                 (125,121)       (12,231)
      (Increase) decrease in loans receivable                                          70,438        (77,283)
      (Increase) in other assets                                                         --         (194,821)
      Increase  in accounts payable                                                   122,958        172,513
      (Decrease) in tax liabilities                                                      --          (60,308)
      Stock options issued to officers, directors and others                             --          483,000
      Increase (decrease) in other liabilities                                        219,912         (1,425)
                                                                                  -----------    -----------

      Total adjustments                                                             2,959,158        434,488
                                                                                  -----------    -----------

      Net cash provided (used) by operating activities                              2,864,439       (286,611)
                                                                                  -----------    -----------

Cash flows from investing activities:
      Acquisition of equipment                                                       (186,141)       (25,414)
      Acquisition of intangible assets                                               (401,467)          --
                                                                                  -----------    -----------

       Net cash (used in) investing activities                                       (587,608)       (25,414)
                                                                                  -----------    -----------

Cash flows from financing activities:
      Net Borrowings                                                               (2,624,248)      (200,325)
      Proceeds from long term debt and capital lease - net                               --          646,307
      Proceeds from capital contributions                                             435,777        368,927
      Payments of long term debt and capital leases                                   (88,808)      (562,493)
                                                                                  -----------    -----------

      Net cash provided (used) by financing activities                             (2,277,279)       252,416
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                                     (448)       (59,609)

Cash received in acquisition of  ALG                                                     --          199,894

Cash and cash equivalents - beginning of year                                          57,380          2,264
                                                                                  -----------    -----------

Cash and cash equivalents - end of period                                         $    56,932    $   142,549
                                                                                  ===========    ===========



                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (UNAUDITED)
                                 March 31, 2001

(1)      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:
         --------------------------------------------

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

         In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of operating results to be expected for a full year.

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

Pursuant to this plan, all preferred and common stock shares previously issued were canceled. In place of these canceled shares, 124,927,647 shares of common stock, par value $.0001 were issued and the Court also approved the debtor's purchase of stock of Mega Blow Moulding, Limited.

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

No reduction for impairment of long-lived assets was necessary at March 31, 2001.

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

Net Income (Loss) per Share
---------------------------
Basic net income (loss) per share for each year is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted income (loss) per share includes the effects of common stock equivalents to the extent they are dilutive. Additionally, approximately 179,000 weighted average shares, issuable pursuant to the convertible debenture obligation, have been excluded from the earnings per share at March 31, 2001 since such shares are anti-dilutive.

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
                                                              ===========

(2)      EQUITY TRANSACTIONS
         -------------------

        A summary of the stock is as follows:

        Common Stock - The Company authorized 200,000,000 shares of common stock, $.0001 par value per share. As of March 31, 2001, 138,600,000 shares of common stock were issued and outstanding.

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

        Preferred Stock - There are 4,000,000 authorized shares of Series I convertible preferred stock at $.001 par value per share. At March 31, 2001 there were 4,000,000 shares of Series I convertible preferred stock issued and outstanding, which were held by the prior parent of MBM. There is a five (5) year restriction on the conversion of preferred shares to common shares pursuant to the Agreement. In October 1999, the Company, by a resolution of the board of directors, decreased the conversion rate of the preferred stock from 100 shares to 27 shares of common stock for each share of preferred stock.

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

* Of the 900,000 common shares of Whitehall, 450,000 shares will have a value twelve (12) months from October 3, 2000 of $450,000. As additional consideration, ALG agrees to retain Scott J. Weaver as a consultant to be paid an annual salary of $1 plus health/dental benefits under MiB's existing plan. Weaver and Beasley signed non-compete agreements with ALG for three years and six years, respectively.

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

         As acknowledged in writing by Plaintiffs' counsel, there is no merit whatever to the Lawsuit. Mr. Alvarez did not threaten Plaintiffs as alleged in the Lawsuit, nor are Plaintiffs otherwise entitled to relief from the Transactions. Whitehall and Mr. Alvarez will not only aggressively defend the Lawsuit, attacking among other things, the service issue of a summons and complaint upon Whitehall and Mr. Alvarez, but will file when appropriate, a counter-complaint. Defendants, Whitehall and Mr. Alvarez, have moved to dismiss the complaint for failing to state a cause of action, for improper service of process and the improper venue. The motion will be heard on or about August 2001.

         (2) On March 27, 2000, 127 Ontario and 129 Ontario ("Ontario") filed a Motion with the United States Bankruptcy Court, Southern District of Florida to require the Company to fulfill certain terms of the Court's Confirmation Order of September 8, 1998, specifically payment of $75,000 in cash, issuance of 4,000,000 shares of Preferred Stock and the appointment of three of the five directors of the Company. Coincidentally, the attorneys for Ontario, which also represent CVI, did not notify the Company attorneys and the U.S. Bankruptcy Court granted an Order on October 16, 2000 to this effect.

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

         The parties stipulated and agreed that the motion to vacate the bankruptcy court's October 16, 2001 order would be granted in the event that the plaintiffs failed to secure a default judgment on the lawsuit filed in Palm Beach County, but not served on the Company or Mr. Alvarez, either personally or through any of the attorneys. On or about February 2, 2001, the plaintiffs in the lawsuit withdrew their motion for entry of a default judgment upon the filing by defendants of a motion to dismiss the lawsuit. Thus, on March 13th, the United States Bankruptcy Court, Southern District of Florida entered an order granting the Company's motion to vacate the order issued on October 16, 2000 by the court.

         Whereas, both of the above mentioned filings are frivolous in nature, the Company is legally bound to disclose them. Management believes that the disclosure itself is what the parties have been trying to use as leverage against the Company and the CEO.

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

         In or about June 2000, Mertz arranged to purchase a home in Paradise Valley for approximately $1.5 million. Mertz purchased the home for his personal use. The purchase of the home conferred no benefit on ALG. Mertz made arrangements to borrow the bulk of the purchase price from ALG and other third parties. Mertz represented on his application and attached financial statements that he was the owner of both ALG and the 8 million Whitehall shares that Whitehall had used to purchase ALG. Mertz also represented that certain corporate accounts of ALG, and that certain vehicles leased to ALG, were his personal assets. Mertz made additional false disclosures to his lenders in order to secure financing. Specifically, Mertz falsely represented that he had received income from MiB, which at the time was in acquisition negotiations with Whitehall. Mertz also falsely reported income from another company. Mertz did not have sufficient personal assets to meet his down payment obligations. Consequently, he arranged for ALG funds to be wired from ALG accounts in order to meet his down payment obligations. Mertz falsely represented the true purchase price of the home. Although he indicated in his loan documents that the sale price was approximately $1.5 million, Mertz made arrangements for approximately $200,000 to be returned to him after the loans closed. With assistance from fellow ALG employee, Jonathan Reece, Mertz packaged the loan transaction through ALG in order to hide his illegal activity. However, Mertz did not disclose to his lenders that he was employed by ALG. Instead, he falsely represented that he was employed by Whitehall and that he was a customer of ALG. Although Mr. Reece was not an ALG loan officer, he represented himself as one at Mertz's direction in order to mislead the lending banks. By implicating ALG in the transaction, Mertz subjected the company to potential recourse by the lender banks. Mertz's various misrepresentations violated state and federal criminal banking laws, and constituted a fraud on all of the participants in the transaction, including ALG.

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

         In anticipation of his termination, Mertz arranged for a colleague to remove his office computer from the ALG office. Mertz also removed various records regarding ALG's accounts. Mertz's purpose in taking these records was to hinder the ability of Whitehall and ALG to discover his various acts of embezzlement and fraud. The computer in question contained proprietary documents and client files belonging to ALG depriving ALG of valuable business information, which cannot be replaced.

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

         In addition to his unauthorized use of the funds in ALG's Merrill Lynch accounts, Mertz contacted representatives of Northwestern Mutual Life Insurance Company to obtain one or more loans against the policies. The Northwestern representatives arranged for Mertz to receive approximately $100,000 as a loan secured by the Northwestern life insurance policies. Mertz then used the proceeds from the loan, which rightfully belong to ALG for his personal benefit, therefore, secreting the proceeds of the Northwestern Mutual Life loan with the intent to defraud Plaintiffs. The Northwestern Mutual life insurance policies are an asset of ALG. This representation was confirmed by an Eide Bailey audit report of ALG provided to Whitehall in connection with the acquisition of ALG.

         Mertz's various unauthorized uses of ALG funds, and his mismanagement of ALG, constitute acts in breach of his Employment Agreement with ALG. Without authority from ALG or Whitehall, Mertz unlawfully converted funds belonging to ALG for his personal use. Mertz's various unauthorized uses of ALG funds, and his mismanagement of ALG, constitute acts in breach of his fiduciary duty to ALG and to Whitehall, as the sole shareholder of ALG. Defendants have made transfers of funds with the intent to hinder, delay, or defraud ALG and Whitehall in violation of A.R.S. ss. 44-1001 et. seq. Mertz has illegally and without authorization obtained ALG funds with the intent to defraud Plaintiffs. Mertz also transferred funds to other personal accounts and/or used a portion of the ALG funds to secure legal representation for Defendants, for Jonathan Reece, and for the ALG bookkeeper.

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

         Pre-judgment and post-judgment interest at the maximum rate permitted by law

         At the present time, no discovery has been conducted in the case. The Company plans on amending the complaint to include other charges and is evaluating the circumstances to determine if any legal action will be taken against any other parties.

         On February 13, 2001 Mr. Mertz filed a 14 count lawsuit naming Whitehall, ALG, Luis Alvarez, Whitehall Chairman, James Mack, ALG President, Vincent Landis, Whitehall Director, Michael Matney, ALG Vice President and their spouses in an effort to divert attention away from his actions and perhaps in order to compel the Company to settle the action detailed above. The Company will not pursue a settlement unless the Company recovers all monies lost as a consequence of Mertz's actions.

         On March 8, 2001, Mr. Mertz expired following a massive coronary. Since then, ALG, as assignee of Mr. Mertz' life insurance policies, submitted to the insurance company a claim of entitlement to the various benefits payable under the life insurance policies. On May 18, 2001, counsel for the Company received a fourth amended complaint in which the plaintiffs assert an action to quiet title to the proceeds of the insurance policies. The company disputes the plaintiffs claim of entitlement and will defend aggressively their lawsuit.

(5) PROPERTY AND EQUIPMENT:
    -----------------------

        Property and equipment at December 31, 2000 and September 30, 2000 consisted of the following:

                                                     March 31      September 30
                                                      2000              2000
                                                      ----              ----
Furniture and fixtures                              $ 236,523         $ 146,496
Computers and equipment                               216,082           154,057
Leasehold improvement                                  30,190             3,700
                                                    ---------         ---------
                                                      482,795           304,253
Less: accumulated depreciation                       (164,694)         (142,469)
                                                    ---------         ---------
Total                                               $ 318,101         $ 161,784
                                                    =========         =========

Depreciation expense for the six month period ended March 31, 2001 and 2000 was $14,912 and $29,824, respectively.

(6) LEASE COMMITMENTS:
    ------------------

The Company leases office space, vehicles, and office furniture and equipment under non-cancelable operating leases, which have initial terms in excess of one year.

At March 31, 2001, future minimum annual lease payments under these operating leases for the next 5 years are as follows:

         2001                                        $  289,600
         2002                                           194,300
         2003                                           135,100
         2004                                            91,600
                                                      ---------

                                                     $  710,600


(7) INCOME TAXES:
    -------------

        The Company reduced taxable income for the year ended September 30, 2000, by applying federal net operating losses to pre-tax income, reducing taxable income by $71,058,968. These losses were carried forward from prior years. A 100% valuation allowance has been recorded to offset the net deferred tax asset due to uncertainty of the Company generating future taxable income.

(8) LINES OF CREDIT:
    ----------------

         ALG has warehouse lines of credit from two financial institutions totaling $7,500,000. The interest rate for the lines of credit is prime plus 2%. As of March 31, 2001, ALG owes $698,641 against both lines. The lines of credit are collateralized by assignment of mortgage notes and deeds of trust of the respective loans.


(9) LONG TERM NOTES PAYABLE:
    ------------------------

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
                                                                                                   310,685
                                                                                                 2,460,685
         Less current portion                                                                     (310,685)
                                                                                              ------------

                                                                                              $  2,150,000

(10) RELATED PARTY TRANSACTION:
     --------------------------

        The Company has unsecured loans payable to related parties. The notes are due on demand with no interest rate. At March 31, 2001 and September 30, 2000, the balance on these loans was $845,982 and $626,070, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   RESULTS OF OPERATIONS

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

         During the year ended September 30, 2000, and through the six month period ended March 31, 2001, the Company focused its resources in establishing a presence in the financial services industry as a national mortgage lender. This includes the opening of a new office in Tampa, Florida. The most important goal continues to be to increase the amount of mortgage loans originated. Once achieved, with the acquisitions of ALG, DF, and MiB, the Company operates in twelve states and two additional states are pending licensure. Currently, resources are also being provided to increase marketing efforts to originate more loans.

         On October 3, 2000, ALG acquired MiB, an out-source telemarketing company based in Indianapolis and a mortgage brokerage company licensed to conduct business in Kentucky and Indiana.

         MiB can provide marketing support and fulfillment services from its Indianapolis call center to companies across America. Utilizing a 12-hour call center (from 9:00 a.m. to 9:00 p.m. weekdays), MiB's 40 telemarketing employees specialize in providing in/outbound telemarketing services for the mortgage and financial industry (most notably in B, C and D refinancing debt consolidation). MiB has assisted in excess of 700 clients grow their business. MiB's client roster includes large, medium and small mortgage bankers.

         Whitehall's objective in this acquisition was to acquire a profitable business that would complement Whitehall's other operations. ALG and their subsidiaries have the need to be marketed. Management believes that having MiB in our fold will cut expenses as it will eliminate the need to out-source the essential marketing function. Furthermore, MiB Group's mortgage brokerage business is growing exponentially and becoming more profitable with ALG's operational and back office support in both Indiana and a new state added to the roster, Kentucky.

         During the quarter ended March 31, 2001, ALG opened a branch office in Tampa, Florida to take advantage of the tremendous growth being experienced in the State's central area and its west coast. The branch was initially developed by contracting established loan officers with many years of experience in the geographical area. The development of this area will significantly increase loan originations and revenues in the year's last quarter.

         HBI will continue with its research and development relative to the prevention of hair loss in conjunction with the University of Miami School of Medicine. The Company and HBI are currently negotiating with multinational industry leaders for the funding of clinical trials, ongoing research and marketing of products.

         Upon completion of preliminary trials and execution of an Option Agreement, a leading pharmaceutical company may be responsible for funding 100% of Hairbiotech's human clinical trials and ongoing research, as well as, supplying adequate bulk topical compound needed to complete the study. The term of the study will commence within 30 days of the FDA's acceptance of the application. Per the agreement, Hairbiotech is not required to pay for any of the research or costs associated with the product. The pharmaceutical company will furnish Hairbiotech with $1,200,000 in milestone payments. In exchange for the pharmaceutical company's patronage, Hairbiotech will grant it an option to acquire an exclusive worldwide license to the patent and all applications of the study. The pharmaceutical company will utilize its resources to manufacture, market and sell the product(s) and submit associated reports to Hairbiotech. Upon commercialization, the pharmaceutical company is obligated to document sales of the product(s) and submit royalty payments to Hairbiotech. Currently, the issue of creating a product reimbursable by insurance companies is being studied.

         Effective June 30, 2001, the Company sold MBM. With the proceeds and obligations received with the sale of MBM, the Company purchased the license to the distribution rights of "DocPal" from Windmill. The MBM buyer, Global Financial Investment LLC is currently behind in its payments to the Company. Consequently, this has caused the Company to be behind in its payments to Windmill. However, an arrangement has been made with Windmill at this time.

         During April 2001, the Company incorporated Interactive Medical Technologies, Inc. ("IMT") to carry out the marketing efforts and medical review related to the distribution of DocPal. Effective May 1, 2001, IMT hired Barbara
A. Guerard as its President. Ms. Guerard brings many years of experience as an executive in the medical industry. Most recently, as Chief Operating Officer of the University of Miami Medical Group and, prior to that, the Harvard Community Health Plan. Currently, several strategic marketing arrangements are being negotiated.

         IMT will concentrate in obtaining resources through the sale of rights outside the United States before marketing the software through web-based e-commerce applications in the United States.

         Cash flows from the collection of loans and operations of ALG should provide the liquidity necessary to meet obligations of the next 12 months.

         The CEO continues to study several other acquisitions and specifically, negotiating with the principals of two acquisition candidates. To achieve this growth and the necessary working capital, the Company will require additional funding. The Company has received preliminary commitments from investors to arrange for future funding for acquisitions. While the Company has reason to expect the completion of these arrangements in the near future, no assurances can be given that such funds will be available because the Company is delaying the negotiations until such time that the stock price will not cause an adverse dilutive effect, or proceeds from the insurance claims are received.

RESULTS OF OPERATIONS
---------------------

         The Company's operations consist almost entirely of the operations of ALG and affiliates. Revenues consist of commissions and fees earned on mortgage loans closed and sold with no recourse to institutional investors.

         Revenues from sales for the quarter ended March 31, 2001 were $2,041,739. This represents an increase of $916,421 or 81.4% over comparable pro-forma combined revenues from ALG and DF from their prior fiscal year (December 31, 2000).

         General and administrative expenses were $2,078,328 or 102% of sales for the quarter ended March 31, 2001. Management is currently placing emphasis in attaining greater profitability through cost cutting measures in ALG and DF operations.

         Interest expense incurred of $231,213 in ALG was paid in warehouse lines of credit used to close loans originated.

         The Company's consolidated net loss for the quarter ended March 31, 2001 amounted to $(69,538) compared to net loss of $(248,977) for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        At March 31, 2001, the Company had operating cash on hand of $56,932 as compared to cash on hand at September 30, 2000 of $57,380. At March 31, 2001, the Company had a negative working capital ratio of current assets to current liabilities of approximately .671, compared to a ratio of .879 at September 30, 2000.

        The long term portion of debt at March 31, 2001 consisted of installments due on capital lease and loan obligations of $72,226, a convertible debenture of $2,150,000 issued for the purchase of DocPal Medical Review software license, and loans of $845,982 due to an investor group that was issued common shares in lieu of payment effective at October 31, 2000. The convertible debenture referred to above is subject to conversion at $1 per share until February 28, 2002, the maturity date. Afterwards, the conversion rate becomes the average closing bid price per share for the five trading days prior to the notice of conversion.

        Cash flows provided by operating activities during the year ended September 30, 2000 were approximately $1,895,878. The cash provided by operations was used to pay for the expenses of the Company and service debt. Cash provided by operating activities for the quarter ended March 31, 2001 was approximately $2,864,439.

        Cash flows used in investing activities during the quarter ended March 31, 2001 were approximately $509,549 used to acquire the MiB assets and common stock. Cash flows provided by investing activities during the year ended September 30, 2000 were approximately $549,910 consisting of the proceeds from the sale of MBM.

         Cash flows from financing activities during the quarter ended March 31, 2001 were used to pay loans advanced to meet the working capital requirements needed to hold loan inventory for resale to investors and proceeds for the acquisition of MiB.

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

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None

ITEM 5.  OTHER INFORMATION
         -----------------

         None

ITEM 6.  FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS
         ------------------------------------------------------------------

         (a) The Company filed Form 8-K reports dated June 16, 2000, June 13, 2000, June 9, 2000, May 18, 2000, February 10, 1999,
         May 10, 1999 and June 16, 1999.

         (b)      Exhibits

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

                                 WHITEHALL ENTERPRISES, INC.
                                 FORMERLY KNOWN AS
                                 TOTAL WORLD TELECOMMUNICATIONS, INC.

                                  (Registrant)



Date:  February 20, 2001            By: /s/ Luis Alvarez
                                        --------------------------------
                                        Luis Alvarez, President