Form 10QSB
period 2001-06-30
WHITEHALL ENTERPRISES INC
filed 2001-08-21
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   June 30, 2001
                                        -----------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                  to
                                        ----------------    ---------------

         Commission File Number    0-20922
                                -------------


                           WHITEHALL ENTERPRISES, INC.
 -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Delaware                                            75-227473
------------------------------                 ---------------------------------
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

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 161,227,945 shares as of June 30, 2001.

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.


                                      INDEX

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets - June 30, 2001 and September 30, 2000

                  Consolidated Statements of Operations -- Three and Nine Months Ended June 30, 2001 and 2000

                  Statements of Cash Flows -- Three and Nine Months Ended June 30, 2001 and 2000

                  Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.          OTHER INFORMATION
-----------------------------------

Item 1.           Legal Proceedings

Item 2.           Changes in Securities and Use of Proceeds

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Financial Statements, Pro Forma Financial Information and
                  Exhibits

                       WHITEHALL ENTERPRISES, INC.
              FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                 Consolidated Balance Sheets - Unaudited
                   June 30, 2001 and September 30, 2000


                                     ASSETS

                                                              Unaudited
                                                               June 30,          September 30,
                                                                 2001                2000
                                                             ------------        ------------
Current Assets
    Cash                                                     $    118,019        $     57,380
    Accounts receivable                                           427,682             265,410
    Loan inventory                                              1,525,150           3,339,309
    Prepaid Expenses                                               59,670              15,246
                                                             ------------        ------------
Total Current Assets                                            2,130,521           3,677,345
                                                             ------------        ------------

Loans Receivable                                                2,249,143           2,434,531
                                                             ------------        ------------

Property and Equipment                                            736,925             304,253
Less Accumulated Depreciation                                    (184,793)           (142,469)
                                                             ------------        ------------
    Property and Equipment - Net                                  552,132             161,784
                                                             ------------        ------------

Other Assets
    Goodwill and other intangible assets - net                  4,068,448           3,666,021
    Amounts due from related parties                              197,770             179,093
    Deposits                                                        1,709              15,039
                                                             ------------        ------------

TOTAL ASSETS                                                 $  9,199,723        $ 10,133,813
                                                             ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
    Capital lease obligations - current portion              $     10,000        $     10,000
    Current portion of long term debt                             220,686             377,573
    Notes payable - bank                                        1,517,867           3,322,889
    Income taxes payable                                               --                  --
    Accounts payable                                              654,231             474,628
                                                             ------------        ------------

Total Current Liabilities                                       2,402,784           4,185,090
                                                             ------------        ------------

Convertible debentures                                          2,150,000           2,150,000
Capital leases - non current portion                              246,235              61,032
Loan payable  - related parties                                        --             626,070
Long Term Debt                                                         --              33,114
                                                             ------------        ------------

Total Liabilities                                               4,799,019           7,055,306
                                                             ------------        ------------


Shareholders' Equity
    Preferred stock, $.001  par value,
      4 million shares authorized, issued
      and outstanding                                               4,000               4,000
    Common Stock, $.0001 par value,
      200,000,000 shares authorized, 161,227,945
      shares issued and outstanding                                16,123              13,812
    Additional Paid In Capital                                  3,973,654           2,795,764
    Retained earnings                                             406,927             264,931
                                                             ------------        ------------

Total Stockholders' Equity                                      4,400,704           3,078,507
                                                             ------------        ------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                     $  9,199,723        $ 10,133,813
                                                             ============        ============



                    See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statements of Operations - Unaudited
           For the Three and Nine Months Ended June 30, 2001 and 2000

                                                               For the period ended June 30,
                                                      Third Quarter                      Nine months ended
                                                 2001              2000               2001               2000
                                             -----------        -----------        -----------        -----------
Revenues

   Sales, net of discounts and returns       $        --        $        --        $        --        $        --

   Cost of goods sold                                 --                 --                 --                 --
                                             -----------        -----------        -----------        -----------
   Gross Profit                                       --                 --                 --                 --

   Commisions on loan origination fees         2,680,802          1,580,481          6,943,337          2,072,634
                                             -----------        -----------        -----------        -----------
   Total operating revenues                    2,680,802          1,580,481          6,943,337          2,072,634

Expenses
  Sales, General and administrative            2,400,320          1,614,734          6,633,486          2,840,046
   Depreciation                                   18,047              2,540             47,871              5,080
                                             -----------        -----------        -----------        -----------
                                               2,418,367          1,617,274          6,681,357          2,845,126
Other income/(expenses)
   Other income                                   14,474                 --            151,423             27,383
   Interest expense                              (13,286)            (4,433)          (244,499)           (21,328)
                                             -----------        -----------        -----------        -----------

Discontinued operations
   Income from operations of MBM from
   October 1, 1999 to June 30, 2000
   (net of income tax effect)                         --              2,526                 --              2,526
   Net gain on disposal of MBM                        --          2,751,177                 --          2,751,177
                                             -----------        -----------        -----------        -----------
Net Income                                   $   263,623        $ 2,712,477        $   168,904        $ 1,987,266
                                             ===========        ===========        ===========        ===========

Net Income Per Common Share                  $     0.002        $     0.020        $     0.001        $     0.016



                    See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Cash Flows - Unaudited
                For the Nine Months Ended June 30, 2001 and 2000


                                                                                   June 30, 2001       June 30, 2000
                                                                                   -------------       -------------
Cash flows from operating activities:

Net income                                                                          $   168,904         $ 1,987,266

Adjustments to reconcile net income loss to net cash
provided by operating activities:
     Depreciation                                                                        47,871               5,080
     Gain on sale of MBM                                                             (2,753,703)
     Deferred gain on sale and leaseback transaction                                         --             (27,383)
Change in assets and liabilities net of effects from purchase of subsidiaries:
     (Increase) in accounts receivable                                                 (162,272)             (6,906)
     Decrease in loan inventory                                                       1,814,159                  --
     (Increase) in prepaid expenses                                                     (49,771)            (43,225)
     (Increase) decrease in loans receivable                                            185,388            (321,593)
     (Increase) in other assets                                                              --            (142,550)
     Increase  in accounts payable                                                      179,565              81,825
     Stock options issued to officers, directors and others                                  --             483,000
                                                                                    -----------         -----------

     Total adjustments                                                                2,014,940          (2,725,455)
                                                                                    -----------         -----------

     Net cash provided provided by operating activities                               2,183,844            (738,189)
                                                                                    -----------         -----------

Cash flows from investing activities:
     Investment in ALG                                                                       --             (82,952)
     Acquisition of equipment                                                          (257,559)            (96,589)
     Acquisition of intangible assets                                                  (401,467)                 --
                                                                                    -----------         -----------

      Net cash (used in) investing activities                                          (659,026)           (179,541)
                                                                                    -----------         -----------

Cash flows from financing activities:
     Net Borrowings                                                                  (1,805,022)           (113,996)
     Proceeds from long term debt and capital lease - net                                    --             469,365
     Proceeds from capital contributions                                                520,843             470,003
     Payments of long term debt and capital leases                                     (180,000)            (17,143)
                                                                                    -----------         -----------

     Net cash provided by (used in) financing activities                             (1,464,179)            808,229
                                                                                    -----------         -----------

Net increase (decrease) in cash and cash equivalents                                     60,639            (109,501)

Cash received in acquisition of  ALG                                                         --             199,894

Cash and cash equivalents - beginning of year                                            57,380               2,264
                                                                                    -----------         -----------

Cash and cash equivalents - end of period                                           $   118,019         $    92,657
                                                                                    ===========         ===========



                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (UNAUDITED)
                                  June 30, 2001

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

         In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. The results of operations for the nine-month periods ended June 30, 2001 and 2000 are not necessarily indicative of operating results to be expected for a full year.

(2)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -----------------------------------------------------------

Organization
------------
Whitehall Enterprises, Inc. ("the Company"), was incorporated under the laws of the State of Delaware on October 12, 1988. On January 8, 1999, the Company amended its articles of incorporation changing its name from Total World Telecommunications, Inc. to Whitehall Enterprises, Inc. The acquisition of Mega Blow Moulding, Limited ("MBM") was effective December 1, 1998. The Company sold the operations of MBM on June 30, 2000. The acquisition of Hairbiotech, Inc. was effective September 30, 1999. The acquisition of Alternative Lending Group, Inc. ("ALG") was effective January 25, 2000, the acquisition of Direct Financial, LLC ("DF") by ALG, effective March 23, 2000 and the acquisition of MiB Financial Services and MiB Group, Ltd. were effective October 3, 2000. During April 2001, Interactive Medical Technologies, Inc. ("IMT") was incorporated in Florida as a wholly owned subsidiary to market software licensing rights owned by the Company.

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

Notes receivable consists of notes related to the sale of MBM. An allowance has been established based on management's estimate of possible bad debts. At June 30, 2001 and through the date of this report, the debtor was four installments past due. Luis Alvarez, the Company's President, is aggressively negotiating the collection of the loan, however, no formal agreement has been arrived at with the debtor. Management believes the existing allowance is sufficient as the collateral held by the Company on the debt is adequately valued to cover the balance due.

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

No reduction for impairment of long-lived assets was necessary at June 30, 2001.

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

Net Income (Loss) per Share
---------------------------
Basic net income (loss) per share for each year is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted income (loss) per share includes the effects of common stock equivalents to the extent they are dilutive. Additionally, approximately 179,000 weighted average shares, issuable pursuant to the convertible debenture obligation, have been excluded from the earnings per share at June 30, 2001 since such shares are anti-dilutive.
Net Income (Loss) per Share

Basic weighted and dilutive average number of shares outstanding is as follows:

               Basic weighted average number
                 of shares outstanding                             154,612,989
               Effect of dilutive securities
               Stock options                                        17,709,601
               Warrants                                              3,281,250
               Convertible preferred stock                         108,000,000
                                                                   -----------
               Dilutive weighted average shares
                Outstanding                                        283,603,840
                                                                   ===========

(3)     EQUITY TRANSACTIONS
        -------------------

         A summary of the stock is as follows:

        Common Stock - The Company authorized 200,000,000 shares of common stock, $.0001 par value per share. As of June 30, 2001, 161,230,000 shares of common stock were issued and outstanding.

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

        Preferred Stock - There are 4,000,000 authorized shares of Series I convertible preferred stock at $.001 par value per share. At June 30, 2001 there were 4,000,000 shares of Series I convertible preferred stock issued and outstanding, which were held by the prior parent of MBM. There is a five (5) year restriction on the conversion of preferred shares to common shares pursuant to the Agreement. In October 1999, the Company, by a resolution of the board of directors, decreased the conversion rate of the preferred stock from 100 shares to 27 shares of common stock for each share of preferred stock.

On July 30, 1999, the prior parent of MBM, 1274328 Ontario, Inc. ("127"), issued to an officer of the Company an irrevocable option to purchase the 4,000,000 preferred shares at an exercise price of $0.0388. The option was exercised July 30, 2001.

On July 30, 2001, the officer, Luis Alvarez, exercised his option to acquire the preferred shares for $310,400.00. Said funds were timely delivered to the offices of Whitehall on July 30, 2001 by Mr. Alvarez and immediately placed in escrow. The funds were placed in escrow and not disbursed to 127 pursuant to a written claim and demand to one-half of the funds made by Global Financial Investments, L.L.C. (Global) to Whitehall pursuant to a July 20, 1999 agreement by and between Global and 127, among others. Upon written notice received by Whitehall with respect to the claim, Whitehall's counsel advised the company not to disburse the funds and instead place them in escrow. Whitehall has notified the parties that as the escrow agent, it stands ready willing and able to disburse said funds upon mutual written instruction from the parties. In an effort to avoid direct litigation with either party, if said mutual written instruction is not received by September 1, 2001, Whitehall may commence, in Florida, an interpleader action respecting the $310,400.00.

(4)      ACQUISITIONS
         ------------

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

* Of the 900,000 common shares of Whitehall, 450,000 shares will have a value twelve (12) months from October 3, 2000 of $450,000. As additional consideration, ALG agreed to retain Scott J. Weaver as a consultant to be paid an annual salary of $1 plus health/dental benefits under MiB's existing plan. Weaver and Beasley signed non-compete agreements with ALG for three years and six years, respectively.

The estimated fair market value of assets acquired and liabilities assumed is summarized as follows:

              Current assets                                    $   31,250
              Property & equipment                                  96,685
              Goodwill                                             435,464
              Current liabilities                                  (68,399)
                                                                 ---------
                                                                $  495,000
(5)      LEGAL MATERS:
         ------------

         The Company reported in its report for the quarter ended June 30, 2000 that it was not involved in any form of litigation, nor had it been served by anyone, however, it was being threatened of being sued by parties believed to be short in the Company's stock. Some of these parties were attempting to extort a certain amount of shares from the Company by making accusations, known to be blatant lies, against the Company and the Company's CEO, Mr. Luis Alvarez.

         Management felt compelled to disclose the Company's dealings with these parties at that time in the unlikely event that either the Company or the CEO would be served with a frivolous lawsuit. The Company CEO and the Company attorneys met with these parties' attorneys to discuss the nature of their complaints. Neither the Company nor Mr. Alvarez was ever served, either personally or through any of the attorneys, as Mr. Alvarez suggested they could do. The Company's disclosure, therefore, was done in an abundance of caution. The Company was, and is, prepared to be served by such parties and possesses numerous articles of evidence defending the Company and CEO against their accusations. Management believes that these parties are merely attempting to apply pressure, by filing frivolous complaints and motions, in order to receive a specified amount of common shares, but without having to expose themselves to any sort of testimony. Thus, the following has been their course of action:

         (1) On February 22, 2000, CVI Group ("CVI"), a Canadian joint venture, and others associated with CVI (collectively, "Plaintiffs"), filed in Palm Beach County, Florida, Circuit Court, but did not serve, an action styled CVI Group, et al. V. Whitehall Enterprises, Inc. and Luis Alvarez, Case No. CL 00-1807 AB (the "Lawsuit"). The Lawsuit is a desperate attempt to unwind certain arms-length transactions in the shares of Whitehall Enterprises, Inc. ("Whitehall") to which a Plaintiff or various Plaintiffs is a party, including a July 30, 1999 written agreement affording Whitehall's CEO, Luis Alvarez ("Alvarez"), the option to purchase from plaintiff, 1274328 Ontario, Inc., four million (4,000,000) shares of Whitehall preferred stock (the "Preferred Shares") collectively, (the "Transactions"). Plaintiffs falsely depict themselves as victims of a scheme by defendants to increase demand for Whitehall shares. They complain also of damage resulting from threats of physical harm allegedly made by Mr. Alvarez.

         As acknowledged in writing by Plaintiffs' counsel, there is no merit whatever to the Lawsuit. Mr. Alvarez did not threaten Plaintiffs as alleged in the Lawsuit, nor are Plaintiffs otherwise entitled to relief from the Transactions. However, a substantial portion of the Lawsuit was rendered moot on July 30, 2001, when Mr. Alvarez timely exercised his option to acquire the Preferred Shares. Whitehall and Mr. Alvarez will aggressively defend the Lawsuit, attacking among other things, the sufficiency of Plaintiffs attempts at service of process and will file when appropriate, a counter-complaint. Whitehall and Mr. Alvarez have moved to dismiss the complaint as failing to state a cause of action, for improper service of process and improper venue. That motion will be heard on October 18, 2001.

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

         On October 25, 2000, the Company moved to vacate the Order on the basis that each of the matters ordered by the Court had been previously satisfied and fulfilled by the Company. Based on those circumstances, the Company believed that it would be in a position to demonstrate essential compliance with the Court's Order and, consequently, there would be no impact on the Company's operations since it had satisfied previously the specific terms of the Order.

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

         While, both of the above mentioned filings are frivolous in nature, the Company is legally bound to disclose them. Management believes that the disclosure itself is what the parties have been trying to use as leverage against the Company and the CEO.

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

         In anticipation of his termination, Mertz arranged for Mr. Reece to remove his office computer from the ALG office. Mertz also removed various records regarding ALG's accounts. Mertz's purpose in taking these records was to hinder the ability of Whitehall and ALG to discover his various acts of embezzlement and fraud. The computer in question contained proprietary documents and client files belonging to ALG depriving ALG of valuable business information, which cannot be replaced.

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

         ALG is the rightful owner of, and is entitled to possess, the aforementioned office computer, credit cards, a 2001 Porsche leased without authorization, and a 1999 GMC Yukon. ALG had demanded the return of said property in November 2000 and Mertz refused. As of the date of this report, both vehicles have been returned to the dealerships by Mrs. Mertz. However, there has been no reconciliation of the transactions.

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

         An injunction ordering Mertz to turn over records of all accounts where he deposited ALG funds, and to answer questions regarding same;

         An award of damages, including punitive damages, in the form of judgment against Defendants in an amount to be proven at trial;

         Recovery of its taxable costs and reasonable attorneys' fees;

         Pre-judgment and post-judgment interest at the maximum rate permitted by law

         At the present time, no discovery has been conducted in the case. The Company has amended the complaint to include other charges and another defendant, and is evaluating the circumstances to determine if any legal action will be taken against any other parties.

         On February 13, 2001 Mr. Mertz filed a 14 count lawsuit naming Whitehall, ALG, Luis Alvarez, Whitehall Chairman, James Mack, ALG President, Vincent Landis, Whitehall Director, Michael Matney, ALG Vice President and their spouses in an effort to divert attention away from his actions and perhaps in order to compel the Company to settle the action detailed above. On August 20, 2001 the parties submitted to the Court a stipulation dismissing as defendants Messrs. Mack and Mattney and their spouses. The Company will not pursue a settlement unless the Company recovers all monies lost as a consequence of Mertz's actions.

         Also at issue in the Arizona Litigation is ALG's entitlement to proceeds of four "key man" insurance policies issued by Northwestern Mutual Life Insurance Company ("Northwestern Mutual") on the life of Metz (collectively, the "Policies"). Mertz died on March 8, 2001, reportedly from acute cocaine intoxication. On that date, ALG, Mertz' former employer, owned the Policies, which Metz assigned to ALG in 1995 and in 1997.

         Promptly upon Mertz's death, ALG submitted to Northwestern Mutual a claim and demand for all benefits payable under the Policies. Mertz's surviving spouse opposed that claim and demand, contending that ALG's interest in the Policies did not exceed in value the total premiums paid to Northwestern Mutual by ALG. On June 27, 2001, the court ordered Northwestern Mutual to disburse to ALG $93,231.40, an amount equal (in Northwestern Mutual's view) to that portion of the insurance proceeds not claimed by Mrs. Mertz. Thereafter, on or about August 3, 2001, Northwestern Mutual commenced in the Arizona Litigation an interpleader action (the "Interpleader Action"), offering to deposit with the Court the undisbursed insurance proceeds. On August 21, 2001, the Company will file a counterclaim against Northwestern Mutual for its nonpayment of the insurance proceeds.

         In its action against the Mertz estate and in defense of the Interpleader Action, ALG will pursue vigorously its claim of entitlement to the Policies.


(6)     PROPERTY AND EQUIPMENT:
        ----------------------
        Property and equipment at December 31, 2000 and September 30, 2000 consisted of the following:

                                                     March 31      September 30
                                                      2000             2000
                                                      ----             ----
           Furniture and fixtures                 $   278,343     $    146,496
           Computers and equipment                    396,082          154,057
           Leasehold improvement                       30,750            3,700
                                                  -----------     ------------
                                                      705,175          304,253
           Less: accumulated depreciation            (178,805)        (142,469)
                                                  -----------     ------------
           Total                                  $   526,370     $    161,784
                                                  ===========     ============

Depreciation expense for the nine-month period ended June 30, 2001 and 2000 was $18,047 and $47,871, respectively.

(7)     LEASE COMMITMENTS:
        ------------------

The Company leases office space, vehicles, and office furniture and equipment under non-cancelable operating leases, which have initial terms in excess of one year.

At June 30, 2001, future minimum annual lease payments under these operating leases for the next 5 years are as follows:

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

(8)     INCOME TAXES:
        -------------

        The Company reduced taxable income for the year ended September 30, 2000, by applying federal net operating losses to pre-tax income, reducing taxable income by $71,058,968. These losses were carried forward from prior years. A 100% valuation allowance has been recorded to offset the net deferred tax asset due to uncertainty of the Company generating future taxable income.

(9)      LINES OF CREDIT:
         ----------------

         ALG has warehouse lines of credit from two financial institutions totaling $7,500,000. The interest rate for the lines of credit is prime plus 2%. As of June 30, 2001, ALG owes $1,517,867 against both lines. The lines of credit are collateralized by assignment of mortgage notes and deeds of trust of the respective loans. ALG is currently negotiating a new warehouse line.

(10)     LONG TERM NOTES PAYABLE:
         ------------------------

         Long-term debt consisted of the following:

         Convertible debenture with an interest rate of 5%
         per annum; due on February 28, 2002, principal and
         interest accrued; convertible at the option of the
         maker or payee on or before February 28, 2002 into
         shares of common stock at an exercise price of $1.
         Subsequent to its maturity date, the Company has
         the right to issue its common stock in full payment
         (principal and accrued interest after February 28,
         2002) at a conversion price equal to the average
         closing bid price per share for the five trading
         days prior to the notice of conversion.                     2,150,000

         Note payable with an interest rate of 8% per annum,
         payable in 15 installments of $33,333.33; due on
         October 15, 2001.                                             220,686
                                                                     2,460,685
         Less current portion                                         (220,686)
                                                                    ----------
                                                                  $  2,150,000

(11)    RELATED PARTY TRANSACTION:
        --------------------------

        The Company had unsecured loans payable due to related parties. The loans, which were due on demand with no stated interest rate, were repaid by the issuance of the Company's common stock during June 2001. At September 30, 2000, the balance on the loans was $626,070.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS
-----------------------------------------------------------

PLAN OF OPERATIONS
------------------

     During fiscal year ending 2001, the Company will continue to focus on carrying out the following objectives:

o Increase the amounts of loans originated and secure more favorable terms in the warehouse lines of credit for ALG. Concentrate on increasing revenues and profits within profitable markets and not just increasing the number of states. - The Company has been successful in achieving this objective.

o Continue efforts to promote HBI patents and execute a royalty agreement to generate revenue. - The Company was unable to secure a royalty agreement with Abbott Laboratories at this time but it will now be able to discuss such an arrangement with other pharmaceutical companies.

o Generate revenues by marketing IMT's medical software through a joint venture with one of several candidates. - The Company has entered into two distribution agreements and will commence generating revenues in the next quarter.

o Make two acquisitions that will have an immediate, positive impact on the Company's balance sheet in terms of equity, and generate net income. - The Company is in negotiations with one acquisition candidate and having discussions with other candidates.

         During the year ended September 30, 2000, and through the nine month period ended June 30, 2001, the Company focused its resources in establishing a presence in the financial services industry as a national mortgage lender. This includes the opening of a new office in Tampa, Florida. The most important goal continues to be to increase the amount of mortgage loans originated. Once achieved, with the acquisitions of ALG, DF, and MiB, the Company operates in twelve states and two additional states are pending licensure. Currently, resources are also being provided to increase marketing efforts to originate more loans.

         On October 3, 2000, ALG acquired MiB, an out-source telemarketing company based in Indianapolis and a mortgage brokerage company licensed to conduct business in Kentucky and Indiana.

         MiB can provide marketing support and fulfillment services from its Indianapolis call center to companies across America. Utilizing a 12-hour call center (from 9:00 a.m. to 9:00 p.m. weekdays), MiB's telemarketing employees specialized in providing in/outbound telemarketing services for the mortgage and financial industry (most notably in B, C and D refinancing debt consolidation). MiB has assisted in excess of 700 clients grow their business. MiB's client roster included large, medium and small mortgage bankers.

         Whitehall's objective in this acquisition was to acquire a profitable business that would complement Whitehall's other operations. ALG and their subsidiaries have the need to be marketed. Management believed that having MiB in its fold would cut expenses by eliminating the need to out-source the essential marketing function. However, due to the current market situation and ALG's success in generating internet leads, the telemarketing resources are currently being applied more cost effectively to the mortgage business. MiB Group's mortgage brokerage business is growing exponentially and becoming more profitable with ALG's operational and back office support in both Indiana and Kentucky.

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

         HBI has completed its protracted negotiations with Abbott Laboratories. Management decision makers at Abbott have decided not to move forward with an option agreement and research costs associated with HBI's patented research protocols. At the present time the general opinion is that insurance companies will not cover the cost of medications, which are for cosmetic purposes only, such as the Vitamin D Technology. The Vitamin D Technology is designed specifically for chemotherapy patients who are experiencing concomitant hair loss.

         HBI management is still of the opinion that the Vitamin D Technology, due to the strong psychological support it provides to the patient and the family unit, will eventually achieve a positive response from the insurance industry. This coupled with its Hair Growth Factor Technology, and its cosmetic A/O Technology, given the right marketing and corporate philosophy, will make a significant impact in the hair rejuvenation and hair care market place.

         In light of these developments the Company has recently appointed Board Member Vincent A. Landis to create an executive committee to assist HBI's management with the implementation of their new Action Plan. Additionally, now that negotiations with Abbott Laboratories have terminated, HBI will aggressively pursue talks with other pharmaceutical companies that have less stringent requirements with respect to market share.

         HBI will continue with its research and development, relative to the prevention of hair loss and hair rejuvenation. HBI scientists developed but did not patent the original animal model currently being used for research and development in the industry. HBI is now developing a new animal model for hair growth research, which it believes will be the standard for all future hair growth research. Once this model is perfected, HBI will patent the process.
         Effective June 30, 2000, the Company sold MBM. With the proceeds and obligations received with the sale of MBM, the Company purchased the license to the distribution rights of "DocPal" from Windmill. The MBM buyer, Global Financial Investment LLC is currently behind in its payments to the Company. Consequently, this has caused the Company to be behind in its payments to Windmill. However, an arrangement has been made with Windmill at this time.

         During April 2001, the Company incorporated Interactive Medical Technologies, Inc. ("IMT") to carry out the marketing efforts and medical review related to the distribution of its medical software. Effective May 1, 2001, IMT hired Barbara A. Guerard as its President. Ms. Guerard brings many years of experience as an executive in the medical industry. Most recently, as Chief Operating Officer of the University of Miami Medical Group and, prior to that, the Harvard Community Health Plan. Additionally, Dr. Alberto A. Mitrani was hired June 11, 2001 as Executive Vice President for Medical Affairs. Dr. Mitrani will chair the Editorial Medical Review Board that will verify IMT's Interactive Medical Software. Dr. Mitrani is a graduate of Harvard University and University of Miami and he is a contributing author to the most recent edition of Kelly's Textbook of Internal Medicine.

         Currently, several strategic marketing arrangements are being negotiated inclusive of equity investment opportunities in IMT.

         IMT will concentrate in obtaining resources through the sale of rights outside the United States before marketing the software through web-based e-commerce applications in the United States.

         Cash flows from the collection of loans and operations of ALG should provide the liquidity necessary to meet obligations of the next 12 months.

         The CEO continues to study several other acquisitions and specifically, negotiating with the principals of two acquisition candidates. To achieve this growth and the necessary working capital, the Company will require additional funding. The Company has received preliminary commitments from investors to arrange for future funding for acquisitions. While the Company has reason to expect the completion of these arrangements in the near future, no assurances can be given that such funds will be available because the Company is delaying the negotiations until such time that the stock price will not cause an adverse dilutive effect, or proceeds from the insurance claims are received. The CEO is, however, considering the necessary additional funding in the form of a convertible debenture.

RESULTS OF OPERATIONS
---------------------

         The Company's operations consist almost entirely of the operations of ALG and affiliates. Revenues consist of commissions and fees earned on mortgage loans closed and sold with no recourse to institutional investors.

         Revenues from sales for the quarter ended June 30, 2001 were $2,680,802. This represents an increase of $1,100,321 or 69.7% over comparable pro-forma combined quarterly revenues from ALG and DF from their prior fiscal year.

         General and administrative expenses were $2,400,320 or 89.6% of sales for the quarter ended June 30, 2001. Management continues to place emphasis in attaining greater profitability through cost cutting measures in ALG and DF operations.

         Interest expense incurred of $13,826 in ALG was paid in installment loans and lines of credit used to close loans originated.

         The Company's consolidated net income for the quarter ended June 30, 2001 amounted to $263,623 compared to net income of $2,712,477 and an operating loss of $(41,226) for the quarter ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        At June 30, 2001, the Company had operating cash on hand of $118,019 as compared to cash on hand at September 30, 2000 of $57,380. At June 30, 2001, the Company had a negative working capital ratio of current assets to current liabilities of approximately .899, compared to a ratio of .879 at September 30, 2000.

        The long term portion of debt at June 30, 2001 consisted of installments due on capital lease and loan obligations of $72,226, a convertible debenture of $2,150,000 issued for the purchase of DocPal Medical Review software license. Loans of $626,070 due to an investor group were paid by issuing common shares in lieu of payment effective at October 31, 2000. The convertible debenture referred to above is subject to conversion at $1 per share until February 28, 2002, the maturity date. Afterwards, the conversion rate becomes the average closing bid price per share for the five trading days prior to the notice of conversion.

        Cash flows provided by operating activities during the year ended September 30, 2000 were approximately $1,895,878. The cash provided by operations was used to pay for the expenses of the Company and service debt. Cash provided by operating activities for the quarter ended June 30, 2001 was approximately $2,014,940.

        Cash flows used in investing activities during the quarter ended June 30, 2001 were approximately $659,026 used to acquire the MiB assets and common stock, as well as additional equipment. Cash flows provided by investing activities during the year ended September 30, 2000 were approximately $549,910 consisting of the proceeds from the sale of MBM.

         Cash flows from financing activities during the quarter ended June
30, 2001 were used to pay loans advanced to meet the working capital requirements needed to hold loan inventory for resale to investors and proceeds for the acquisition of MiB.

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

                  (b)      Exhibits

                  None

         SIGNATURE
         ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer and as the Chief Executive Officer of the Registrant.

                                  WHITEHALL ENTERPRISES, INC.
                                  FORMERLY KNOWN AS
                                  TOTAL WORLD TELECOMMUNICATIONS, INC.

                                           (Registrant)



Date:  August 20, 2001            By:/s/ Luis Alvarez
                                     --------------------------------
                                         Luis Alvarez, President