Form 10KSB
period 2001-09-30
WHITEHALL ENTERPRISES INC
filed 2002-01-16
CIK 846381

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended September 30, 2001

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

              801 Brickell Avenue, 9th Floor, Miami, Florida 33131
              -----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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



Securities registered under Section 12(g) of the Exchange Act:

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
         Yes           No   X
             -----        -----

State issuer's revenues for its most recent fiscal year: $ 10,540,350
                                                          ------------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                  Common Stock, par value $.0001 per share ("Common Stock") and Preferred Stock par value $.001 per share ("Preferred Stock"), were the only class of voting stock of the Registrant outstanding on December 31, 2001. Based on the recent market value on the closing bid price of the Common Stock on the NASD Automated Quotation System of $0.008 at December 31, 2001 the aggregate Market Value of the 138,524,106 shares of Common Stock held by persons other than officers, directors or owners known to the Registrant to be beneficial owners "as that term is defined under the rules of the SEC" of more than 5% of the Common Stock on that date was approximately $1,108,193. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.


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

                  155,702,293 shares of Common Stock, $.0001 par value, as of December 31, 2001.

                  4,000,000 shares of Preferred Stock, $.001 par value, as of December 31, 2001.

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

         During fiscal year ended September 30, 2000, the Company acquired Alternative Lending Group, Inc. ("ALG") and Direct Financial LLC ("DF"). During the year ended September 30, 2001, ALG acquired MiB Financial Services, Inc. and MiB Group Ltd. (Indiana organizations). These companies are licensed in Indiana and Kentucky. These entities constitute the core of the Company's operations in the financial services sector. The Company also acquired and incorporated Interactive Medical Technologies as a wholly owned subsidiary to distribute and sell "DocPal," a medical diagnostic software product.

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

         The Company's plan for growth included the acquisitions of Hairbiotech, ALG, DF, MiB and the incorporation of IMT to market the DocPal medical software. The CEO is currently studying several other acquisitions. To achieve this growth and the necessary working capital, the Company is seeking commitments from investors to arrange future funding for acquisitions. While the Company has reason to expect the completion of these arrangements in the near future, no assurances can be given that such funds will be available.

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

         In August 1997, the Board of Directors of the Company was substantially reconstituted. The new Board, having observed the failure of TNT to successfully continue its Chapter XI case, decided to examine alternatives to maintain a level of stability with the Company for that period of time necessary for a new investor to fund ongoing and future operations for the Company. The new Board hoped to structure a transaction with a new investor, which would satisfy existing Creditor Claims and preserve some value for existing stockholders of the Company. In examining all of its alternatives, the new Board concluded shortly after its appointment that the Company had no resources (financial or otherwise) to defend against any claims or actions which had been or could be asserted by Advantage Fund Limited, formerly known as GFL Advantage Fund Limited ("Advantage"), which the Company believed held in excess of 90% of the unsecured claims against the Company. In addition, the filing of the involuntary petition against the Company on December 1, 1997 left the Company with no option but to seek to successfully reorganize under Chapter 11 of the Bankruptcy Code. In order to do so, the Company needed the support of Advantage, which eventually consented to the Plan of Reorganization.

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

RECENT DEVELOPMENTS
-------------------

Acquisitions of ALG, DF and MiB
-------------------------------

         On January 22, 2000, the Company closed on the purchase of ALG, an Illinois corporation.

         Since its formation in 1993, ALG had grown from a single-city mortgage company based in Chicago - with $38 million first year gross business - to a mortgage bank covering eight states, with $93,592,399 of mortgage loans originated and closed in 1999. ALG has focused its mortgage origination through a consumer direct marketing channel and has maintained steady growth and profitability by providing mortgage loans to fit all types of consumers' needs. This coupled with the added control that mortgage banking provides, ALG is able to make certain loans simultaneously profitable and competitive because of the reduction in sales commissions and expenses associated with conventional mortgage brokerage firms. Since its acquisition, ALG has continued to increase loan originations through the year ended September 30, 2001.

         ALG operated an additional division during the current fiscal year, the Wholesale Division. This division added to ALG's operations, by providing hands-on service to customers and correspondents who request it through its traditional offices located in the Midwest and Southwest regions, and help establish the company's national presence and substantially increase gross production.

         With its Wholesale Division, ALG will continue to market its mortgage banking services to other mortgage brokers. The Wholesale Division will allow ALG to eventually make every loan more profitable, thus allowing improved customer service, more competitive rates, costs and closing times.

         ALG developed a state-of-the art web-site Alternativelending.com. The focus of ALG is to increase its market share to a national level as it can provide a superior Internet online mortgage service, compared to those companies that still operate under the mortgage broker laws. The closing of online loans has not offered the projected results because the average borrower is not yet ready for loan technology without the human touch. The web site has instead become a source of sales leads for ALG.

         The current regulatory requirement and new exemption changes promulgated by the United States Department of Housing and Urban Development ("HUD"), have required ALG to redefine its markets. Predatory Lending laws and the high costs of doing business in some states have led ALG to reduce the states it was licensed and operating in from twenty-seven in December 2000 to the current twelve and two additional states pending licensure in January 2002. The decision was made based on an extensive evaluation of individual state profitability and risk factors.

         On October 3, 2000 ALG acquired MiB Group Ltd., an out-source telemarketing company based in Indianapolis and MiB Financial Services, Inc., a mortgage brokerage company licensed to conduct business in Kentucky and Indiana, wholly owned by MiB Group Ltd. (collectively known as "MiB"). The following table summarizes the more significant terms of the agreement:

o ALG acquired 100% of the ownership of MiB in exchange for 900,000 shares of Whitehall's common stock, which is equivalent to .5% of its 200,000,000 issued shares. The total interest in MiB was acquired from Scott J. Weaver and Michael L. Beasley.

o Of the 900,000 common shares of Whitehall, 450,000 shares are to have a value twelve (12) months from October 3, 2000 of $450,000. As additional consideration, ALG agreed to retain Scott J. Weaver as a consultant to be paid an annual salary of $1 plus health/dental benefits under ALG's existing plan until December 31, 2001. Weaver and Beasley signed non-compete agreements with ALG for three years and six years, respectively. Beasley is currently employed by ALG.

o MiB represents that they are not a party to or bound by any agreement of guarantee, indemnification, surety, or indebtedness of any other person, corporation or partnership, except for trade accounts payable incurred in the normal course of operations.

o MiB has executed all necessary documents holding Whitehall Enterprises, Inc. harmless of any liability pursuant to the purchase agreement.

         Whitehall's objective in this acquisition was to acquire a profitable business that would complement Whitehall's other operations. ALG and their subsidiaries have the need to be marketed. Having MiB in our fold would have cut expenses and eliminate the need to out-source the essential marketing function. Furthermore, MiB Group's mortgage brokerage business will immediately grow exponentially and become more profitable with ALG's operational and back office, support in both Indiana and a new state added to our roster, Kentucky.

         As a subsidiary of Whitehall Enterprises, MiB will now have the means to approach expansion into additional service offerings with brand name recognition. Although MiB has the capacity to expand its operations, in terms of a proven product, it has lacked the necessary backing to do so. This union will immediately impact MiB by providing that essential link.

         As of October 3, 2001 the 450,000 shares did not have a value of $450,000. In lieu of issuing a significant amount of common shares to Messrs. Beasley and Weaver, a convertible debenture, convertible at Whitehall's discretion, was issued to Michael Beasley with monthly payments at 0% interest until such time that $225,000, (Beasley portion) is either paid or an amount of shares equal to the balance due are issued to Mr. Beasley. An arrangement will also be made with Mr. Weaver before the end of the next quarter. Mr. Weaver will be paid an interest amount for the time subsequent to October 3, 2001 and until such time that an agreement is reached.

         The estimated fair market value of assets acquired and liabilities assumed is summarized as follows:

         Current assets                                  $  31,250
         Property & equipment                               96,685
         Goodwill                                          435,464
         Current liabilities                               (68,399)
                                                         ---------
                                                         $ 495,000
                                                         =========

Incorporation of "IMT"
----------------------

         During April 2001, the Company incorporated Interactive Medical Technologies, Inc. ("IMT") to carry out the marketing efforts and medical review related to the distribution of its medical software. Effective May 1, 2001, at Dr. Alberto A. Mitrani's suggestion and request, the Company hired Barbara A. Guerard as IMT's President. Ms. Guerard brought many years of experience as an executive in the medical industry. Ms. Guerard's employment with IMT, however, terminated in the first fiscal quarter. Additionally, Dr. Mitrani was hired June 11, 2001 as Executive Vice President for Medical Affairs. Dr. Mitrani is to chair the Editorial Medical Review Board that would verify IMT's Interactive Medical Software. Dr. Mitrani is a graduate of Harvard University and University of Miami and he is a contributing author to the most recent edition of Kelly's Textbook of Internal Medicine.

         Several strategic marketing arrangements were negotiated inclusive of equity investment opportunities in IMT.

         IMT will concentrate in obtaining resources through the sale of rights outside the United States before marketing the software through web-based e-commerce applications in the United States. On October 2, 2001, the Company secured a proposal for a substantial amount of working capital for IMT ensuring its success. However, Windmill Scientific refused to accept the payments due them in their attempt to sever their relationship with the Company and do business directly with previous associates of IMT. On October 15,2001, Windmill refused payment and illegally cancelled the Licensing Agreement without merit. The Company has instituted arbitration, per the Licensing Agreement and fully expects to succeed in arbitration and continue with its Licensing Agreement. At that time, Ms. Guerard's replacement will be hired. In the meantime, Windmill's counsel has been noticed to file an answer to the American Arbitration Association Case Manager by January 17, 2002.

Developments Subsequent to September 30, 2001
---------------------------------------------

         During October, 2001, members of the CVI Group, an entity that filed a frivolous lawsuit against the Company in an attempt to extort shares from the Company, had to testify under oath in a proceeding not involving the Company. Apparently, that testimony created a conflict in that there were inconsistencies in the testimony and the allegations of the complaint filed against the Company in Palm Beach County, Florida. This may have forced CVI to have to dismiss their lawsuit in Palm Beach County. On October 15, 2001, Windmill Scientific refused to accept Whitehall's payments due and illegally cancelled the Licensing Agreement. The Company is in possession of evidence indicating that CVI attorneys were in contact with James Mack, President of ALG in early October but has no evidence that any CVI attorney was in contact with Windmill. However, on October 19, Messrs. Mack, Qualls and Matney, the latter both vice presidents, sent a letter to the Company giving the Company 10 days to sell ALG to them or they would all resign. They further stated that most of the employees would follow them and also resign. Their offer was a non-recourse note of $25,000 per month for 16 months totaling $400,000. Mr. Alvarez refused the extortion attempt and put a team together to take control of the operations of ALG. Mr. Alvarez then accepted their resignations and froze all of ALG's accounts. The next business day, the new team entered the different ALG offices and took control of ALG. The Company found that not only was there a substantial amount of money in the accounts, contrary to what the letter indicated, but that Messrs. Mack and Qualls wrote each other unauthorized checks for $145,855.95 each, depleting the payroll fund by $291,711.90 on the same day they wrote their October 19th letter to the Company. Furthermore, the Company discovered that none of the employees were aware of their resignations. The Company has installed a new executive management team, which has been in place since November 4th, comprising of all Whitehall executives, until such time that the permanent positions are filled. In the meantime, ALG continues to make a profit. The Company has audited the books of ALG and is currently investigating certain matters to determine a course of action.

Agreement For the Sale of Mega Blow Moulding Limited
----------------------------------------------------

         On June 19, 2000, the Company made and entered into an agreement to sell its wholly owned subsidiary, MBM. The sale was made to Global Financial Investment, LLC, a limited liability company incorporated under the laws of Arizona. MBM was engaged in the manufacture of plastic containers for the beauty supply and pharmaceutical industries. Their principal office was located in Ontario, Canada. The following table summarizes the more significant terms of the agreement:

o The Company sold 100% of the authorized capital of MBM, which consists of an unlimited number of common shares, of which two hundred forty
         (240) common shares are issued and outstanding.

o        Global Financial Investment will pay the Company $500,000.00 in fifteen
         (15) equal monthly installments of $33,333.00 to commence at time of closing.

o        Global Financial Investment will pay the Company $150,000.00 in fifteen
         (15) equal monthly installments of $10,000.00 for contract administration to commence at time of closing.

o Global Financial Investment will pay $500,000 due June 1, 2002 plus accrued interest of 5%.

o Global Financial Investment will pay to the Company $1,100,000.00 commencing November 15, 2000 to fund an approved marketing campaign of a future acquisition.

o Global Financial Investment will pay an additional $1,397,000 when these amounts are collected from MBM. All notes are collateralized by real estate property valued at $3,150,000.

o The Company has entered into a Extension Agreement with Global Financial Investment LLC and extended the due dates of the notes through September 1, 2002.

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

         Other considerations that impacted on Whitehall's management decision to sell MBM were:

o Failure of MBM to comply with its responsibilities as set forth by an agreement between MBM and Whitehall. Also, MBM's inability to produce the necessary documentation in a timely manner.

o The sale of MBM would produce sufficient cash to acquire other financial service industry companies and biotechnology companies. These companies are more in line with Whitehall's philosophy of growth.

o Companies under consideration were located within Whitehall's geographical area. Proceeds from the sale of MBM would leave significant surplus of equity for these future acquisitions and/or existing operations.

o The immediate need for Whitehall to receive cash to close its future acquisitions without any further dilution of common shareholders at current stock prices.

                     INTERACTIVE MEDICAL TECHNOLOGIES, INC.
                     --------------------------------------

   AGREEMENT FOR THE PURCHASE OF LICENSE OF SOFTWARE KNOWN AS "DOCPAL MEDICAL
   ---------------------------------------------------------------------------
                  REVIEW" FROM WINDMILL SCIENTIFIC CORPORATION
                  --------------------------------------------

         On August 23, 2000, the Company closed on the purchase of the license to market software known as "DocPal Medical Review" (the "License" or the "Licensed Product") from Windmill Scientific Corporation ("Windmill"). The licensed product is medical software for humans, written in English and Spanish, containing information about general internal medicine. The software is composed of three main sections:

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

o In consideration of this Agreement, the Company shall pay to Windmill the following:

         1. License Fee. A nonrefundable initial license fee of $500,000, payable in 15 equal installments of $33,333 commencing on August 23, 2000 and on the next 15th day of each month commencing September 15,2000.

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

         During April 2001, the Company incorporated Interactive Medical Technologies, Inc. ("IMT") to carry out the marketing efforts and medical review related to the distribution of its medical software. Effective May 1, 2001, at Dr. Alberto A. Mitrani's suggestion and request, the Company hired Barbara A. Guerard as IMT's President. Ms. Guerard brought many years of experience as an executive in the medical industry. Ms. Guerard's employment with IMT, however, terminated in the first fiscal quarter. Additionally, Dr. Mitrani was hired June 11, 2001 as Executive Vice President for Medical Affairs. Dr. Mitrani is to chair the Editorial Medical Review Board that would verify IMT's Interactive Medical Software. Dr. Mitrani is a graduate of Harvard University and University of Miami and he is a contributing author to the most recent edition of Kelly's Textbook of Internal Medicine.

         Several strategic marketing arrangements were negotiated inclusive of equity investment opportunities in IMT.

         IMT will concentrate in obtaining resources through the sale of rights outside the United States before marketing the software through web-based e-commerce applications in the United States. On October 2, 2001, the Company secured a proposal for a substantial amount of working capital for IMT ensuring its success. However, Windmill Scientific refused to accept the payments due them in their attempt to sever their relationship with the Company and do business directly with previous associates of IMT. On October 15,2001, Windmill refused payment and illegally cancelled the Licensing Agreement without merit. The Company has instituted arbitration, per the Licensing Agreement and fully expects to succeed in arbitration and continue with its Licensing Agreement. At that time, Ms. Guerard's replacement will be hired. In the meantime, Windmill's counsel has been noticed to file an answer to the American Arbitration Association Case Manager by January 17, 2002.

                         ALTERNATIVE LENDING GROUP, INC.
                         -------------------------------

ALG Operations
--------------

         Alternative Lending Group ("ALG") commenced operations in 1993 as a full service mortgage broker. Over the first seven years, ALG transformed itself from a single-city mortgage broker to a mortgage bank conducting business in 13 states. The company has focused its mortgage operations through a consumer direct channel and has maintained steady growth even through down markets by providing conventional, non-conventional, government and niche loan products. ALG continues to develop a regional business in specific areas of the United States where the banking climate and lead generation results are optimum.

Wholesale and Online Mortgage Division
--------------------------------------

         ALG continues to develop its mortgage divisions. The wholesale division has provided necessary product. The wholesale division is an important part of the future of ALG and it will play a much larger role in the months to come.

Web Site
--------

         The launch of the Alternativelending.com web site has been a growing source of leads for the ALG sales force. This web site not only produces applications for ALG retail but also offers the consumer a virtual confirmation of the person they are dealing with via phone, mail or the internet. ALG continues to reshape and apply its Internet marketing strategy direct to customers and competes directly with other lenders. The goal is to provide a low cost niche mortgage option to all consumers regardless of credit histories.

Competition
-----------

         The mortgage broker/lending industry has been enjoying rapid growth over the past year, particularly subsequent to the September 11th terrorist attacks. The increase in the refinance market has created opportunities. The industry is experiencing low interest rates that the past year has brought, along with low unemployment and higher average hourly income. These factors affected the refinance and debt consolidation markets. Pricing pressure has also been a problem for both the retail and secondary markets. This has required mortgage banks to price their loans cheaper to the consumer netting smaller profits as well as selling loans on the secondary markets at a lower price.

         In response to recent trends, ALG has been innovative in its marketing approach and has provided niche products to its customers. The promotion of these various niche products has allowed ALG to increase sales throughout the year and keep a constant profit per loan. The customer has continued to demand these more profitable niche products allowing ALG to become more cost effective in its marketing efforts. ALG is also benefiting from the market pressures on its competitors by procuring experienced loan officers from other companies. The wholesale division has remade itself into a smaller, more responsive, and most importantly, profitable group. Reacting to the current pricing and funding risks of the sub-prime markets, the wholesale division has directed its attention towards the more stable and predictable conforming arena. The increased lead flows to the sales force has produced increased volume to select the more profitable loans to sell off in the secondary market. It is believed that ALG's reaction in these areas is generating a more constant flow of business from its retail operation to the wholesale unit.

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

Title Division
--------------

         ALG has been slow to benefit from its title affiliation due to lack of interest in this division by previous management of ALG. It is anticipated that the diversification of ALG business to states where premiums are more profitable and new management will allow it to develop into an important revenue source.

Regulation
----------

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

Employees
---------

         As of September 30, 2001, ALG employed a total of 90 loan officers and 20 full time employees including executive officers, managerial and support staff. ALG contracts with ADP for payroll and compliance purposes.

                                HAIRBIOTECH, INC.
                                -----------------

Introduction
------------

         Hairbiotech, Inc. ("HBI"), a Nevada Corporation, is a developmental stage company that intends to enter the hair growth stimulation and hair loss prevention industry by marketing its hair growth and hair loss prevention technologies. The founders of HBI initially signed a Research and Development Agreement and License Agreement with the University of Miami (FL) regarding HBI "Hair Growth Factor" technology. The patent for this technology was granted on February 1, 1998 and this patent and related technology was licensed to HBI. The second technology regards the prevention of chemotherapy-induced hair loss. The patent for this technology was granted on February 1, 1997, and has received FDA approval for clinical testing. The third technology patent was granted to HBI in November 1997. This technology seeks to prevent hair loss due to oxidative damage, i.e., hair dye, sunlight, and pollution. Currently, HBI is also involved in the development of products designed to combat as well as counter the visible effects of aging on hair, in particular alopecia.

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

General
-------

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

ITEM 2.  DESCRIPTION OF PROPERTIES
         -------------------------

         The Company's executive offices are located at 801 Brickell, Avenue, 9th Floor Miami, Florida 33131. These premises are being rented on a month-to-month basis.

         ALG's corporate headquarters are located at 25899 West 12 Mile Road, Suite 350, Southfield, MI 48034. It is moving to bigger office space within the same building in February 2002. ALG operates additional offices located at:

8702 No. 2nd Street, Brighton, MI 48116
1430 E. Missouri Ave., Suite 125, Phoenix, AZ 85014
8767 E. Via de Ventura, Suite 275, Scottsdale, AZ
25899 W. 12 Mike Road, #350, Southfield, MI 48034
9830 Bauer Drive, #200, Indianapolis, IN 46280
14499 No. Dale Mabry Hwy., #159, Tampa, FL 33618
4381 Davison Road, Burton, MI 48509
47798 Van Dyke, Shelby Township, MI 48317
21640 No. 19th Ave., Suite C2, Phoenix, AZ 85027

         IMT's offices are located at 1985 NW 88 Ct., Suite 102, Miami, Florida 33172.

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

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The Company reported in its report for the quarter ended June 30, 2000, that it was not involved in any form of litigation, nor had it been served by anyone, however, it was being threatened of being sued by parties believed to be short in the Company's stock. Some of these parties were attempting to extort a certain amount of shares from the Company by making accusations, known to be blatant lies, against the Company and the Company's CEO, Mr. Luis Alvarez.

         Management felt compelled to disclose the Company's dealings with these parties at that time in the unlikely event that either the Company or the CEO would be served with a frivolous lawsuit. The Company CEO and the Company attorneys met with these parties' attorneys to discuss the nature of their complaints. Neither the Company nor Mr. Alvarez was ever served, either personally or through any of the attorneys, as Mr. Alvarez suggested they could do. The Company's disclosure, therefore, was done in an abundance of caution. The Company was, and is, prepared to be served by such parties and possesses numerous articles of evidence defending the Company and CEO against their accusations. Management believes that these parties were merely attempting to apply pressure, by filing frivolous complaints and motions, in order to receive a specified amount of common shares, but without having to expose themselves to any sort of testimony. Thus, the following has been their course of action:

         (1) On February 22, 2000, CVI Group ("CVI"), a Canadian joint venture, and others associated with CVI (collectively, "Plaintiffs"), filled in Palm Beach County, Florida, Circuit Court, but did not serve, an action styled CVI Group, et al. V. Whitehall Enterprises, Inc. and Luis Alvarez, Case No. CL 00-1807 AB (the "Lawsuit"). The Lawsuit was a desperate attempt to unwind certain arms-length transactions in the shares of Whitehall Enterprises, Inc. ("Whitehall") to which a Plaintiff or various Plaintiffs were a party, including a July 30, 1999 written agreement affording Whitehall's CEO, Luis Alvarez ("Alvarez"), the option to purchase from plaintiff, 1274328 Ontario, Inc., four million (4,000,000) shares of Whitehall preferred stock (collectively, the "Transactions"). Plaintiffs falsely depicted themselves as victims of a scheme by defendants to increase demand for Whitehall shares. They complained also of damage resulting from threats of physical harm allegedly made by Mr. Alvarez.

         As acknowledged in writing by Plaintiffs' counsel, there was no merit whatever to the Lawsuit. Mr. Alvarez did not threaten Plaintiffs as alleged in the Lawsuit, nor were Plaintiffs otherwise entitled to relief from the Transactions. Whitehall and Mr. Alvarez would have aggressively defended the Lawsuit, attacking among other things, the sufficiency of Plaintiffs attempts at service of process and will file when appropriate, a counter-complaint. Whitehall and Mr. Alvarez moved to dismiss the complaint as failing to state a cause of action, for improper service of process and improper venue. That motion was scheduled to be heard on October 18, 2001. However, on October 15, 2001, while the Plaintiffs were testifying under oath in another related matter in another jurisdiction, Plaintiffs' counsel contacted Whitehall's counsel to voluntarily dismiss the lawsuit without prejudice. On October 19th, the Palm Beach County Circuit Court entered an Agreed Order of Dismissal without prejudice.

         (2) On March 27, 2000, 127 Ontario and 129 Ontario ("Ontario") filed a Motion with the United States Bankruptcy Court, Southern District of Florida to require the Company to fulfill certain terms of the Court's Confirmation Order of September 8, 1998, specifically payment of $75,000 in cash, issuance of 4,000,000 shares of Preferred Stock and the appointment of three of the five directors of the Company. Coincidentally, the attorneys for Ontario, which also represent CVI, did not notify the Company attorneys and the U.S. Bankruptcy Court granted and Order on October 16, 2000 to this effect.

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

         While, both of the abovementioned filings were frivolous in nature and have been resolved, the Company is legally bound to disclose them. Management believes that the disclosure itself was what the parties were trying to use as leverage against the Company and the CEO. However, the Company and the CEO vigorously defended themselves and the parties were not successful.

         On December 22, 2000, the Company filed in Superior Court of the state of Arizona, County of Maricopa, a complaint styled Whitehall Enterprises, Inc., a Delaware corporation; and Alternative Lending Group, Inc., an Illinois corporation, Plaintiffs, v. R. Jeffrey Mertz and Kelly Mertz, husband and wife, Defendants., Case Number CV2000022536. The complaint charges the Defendants with Breach of Contract, Conversion, Breach of Fiduciary Duty, Fraudulent Conveyance and Unjust Enrichment.

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

         Immediately following his termination, Mertz contacted representatives of Merrill Lynch, which managed certain accounts of ALG. Mertz instructed the Merrill Lynch representatives to transfer funds from ALG accounts into his personal accounts, or into accounts he had opened in the name of ALG but which were not listed on ALG's financial reports and were, therefore, unknown to Whitehall and new ALG President James Mack. Without knowing that Mertz had been terminated, Merrill Lynch complied with Mertz's requests. These misappropriated funds from ALG's Merrill Lynch accounts were intended to be used to meet ALG's November payroll obligations. As a result of Mertz's embezzlement, ALG incurred indebtedness to its employee leasing company, which funded ALG's payroll obligations.

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

         Pre-judgment and post-judgment interest at the maximum rate permitted by law;

         At the present time, no discovery has been conducted in the case. The Company has amended the complaint to include other charges and another defendant, and is evaluating the circumstances to determine if any legal action will be taken against any other parties.

         On February 13, 2001, Mr. Mertz filed a 14 count lawsuit naming Whitehall, ALG, Luis Alvarez, Whitehall Chairman, Jack Mack, ALG President, Vincent Landis, Whitehall Director, Michael Matney, ALG Vice President and their spouses in an effort to divert attention away from his actions and perhaps in order to compel the Company to settle the action detailed above. On August 20, 2001, the parties submitted to the Court a stipulation dismissing as defendants Messrs. Mack and Matney and their spouses.

         Although the Superior Court of the State of Arizona, County of Maricopa, has upheld and affirmed ALG's valid and enforceable lis pendens acquired against real property (the home located in Paradise Valley) purchased with funds misappropriated by Mertz from ALG, the Company is not opposed to settlement as suggested by opposing counsel. However, the Company will not agree to do so unless the Company recovers all monies lost as a consequence of Mert'z actions and will proceed to trial if necessary.

         Also at issue in the Arizona Litigation is ALG's entitlement to proceeds of four "key man" insurance policies issued by Northwestern Mutual Life Insurance Company ("Northwestern Mutual") on the life of Mertz (collectively, the "Policies"). Mertz dies on March 8, 2001, reportedly from acute cocaine intoxication. On that date, ALG, Mertz' former employer, owned the Policies, which Mertz assigned to ALG in 1995 and in 1997.

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

         In its action against the Mertz estate and in defense of the Interpleader Action, ALG will pursue vigorously its claim of entitlement to the Policies and will proceed to trial if necessary, unless a settlement is reached by the parties where the Company recovers all monies lost as a consequence of Mertz's actions.

         The Company is currently investigating the facts surrounding the suspected unauthorized misappropriation of Company funds by previous employees Messrs. James Mack and Wallace Qualls and will take legal action in the near future unless the funds are returned and other matters are resolved.


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
                                                               High     Low
                                                               ----     ---
February 20 - March 31, 1999                                  $ 0.15   $0.02*
April l, - June 30, 1999                                      $ 0.08   $0.01
July 1, - September 17, 1999                                  $ 0.15   $0.03
September 18 - December 31, 1999                              $ 0.20   $0.03
January 1 - February 19, 2000                                 $ 0.28   $0.03
February 20 - March 31, 2000                                  $ 0.38   $0.03
April l, - June 30, 2000                                      $ 0.30   $0.09
July 1, - September 30, 2000                                  $ 0.17   $0.08
October 1 - December 31, 2000                                 $ 0.14   $0.03
January 1 - March 31, 2001                                    $ 0.06   $0.01
April 1 - June 30, 2001                                       $ 0.05   $0.01
July 1 - September 30, 2001                                   $ 0.027  $0.01
October 1 - December 31, 2001                                 $ 0.017  $0.008

         *After May 1997, the Company had no significant operations. Consequently, there were no authoritative or authentic bid quotations Between May 1997 and February 1999.

         As of December 31, 2001, the approximate number of holders of the Company's Common Stock was approximately 9,300.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS
         -----------------------------------------------------------

PLAN OF OPERATIONS
------------------

         During the year ended September 30, 2001, the Company continued to focus its resources in establishing a presence in the financial services industry as a national mortgage lender. The most important goal was to increase the amount of mortgage loans originated. Once achieved, with the acquisitions of ALG, DF, and MiB, the Company was licensed and operating in twenty-seven states until December 2000. However, due to the high costs of doing business in some states, ALG has reduced the states it operates in to the current twelve and two additional states pending licensure. Currently, resources are also being provided to increase marketing efforts to originate more loans.

         During the quarter ended March 31, 2001, ALG opened a branch office in Tampa, Florida to take advantage of the tremendous growth being experienced in the State's central area and its west coast. The branch was initially developed by contracting established loan officers with many years of experience in the geographical area. The development of this area will significantly increase loan originations and revenues.

         Effective June 30, 2000, the Company sold MBM. With the proceeds and obligations received with the sale of MBM, the Company purchased the license to the distribution rights of "DocPal" from Windmill. Whitehall and Global have entered into an Extension of the Promissory Notes Agreement that provides for a standstill position until September 1, 2002. During such time, the parties will investigate seeking legal recourse from third parties that have caused damages to both parties as it relates to the sale of MBM. The Company did not forfeit any rights under the existing Notes.

         On October 3, 2000, ALG acquired MiB Group Ltd., an out-source telemarketing company based in Indianapolis and MiB Financial Services, Inc., a mortgage brokerage company licensed to conduct business in Kentucky and Indiana, wholly owned by MiB Group Ltd. (collectively known as "MiB"). The following table summarizes the more significant terms of the agreement:

o ALG acquired 100% of the ownership of MiB in exchange for 900,000 shares of Whitehall's common stock, which is equivalent to .5% of its 200,000,000 issued shares. The total interest in MiB was acquired from Scott J. Weaver and Michael L. Beasley.

o Of the 900,000 common shares of Whitehall, 450,000 shares will have a value twelve (12) months from October 3, 2000 of $450,000. As additional consideration, ALG agrees to retain Scott J. Weaver as a consultant to be paid an annual salary of $1 plus health/dental benefits under ALG's existing plan until December 31, 2001. Mr. Beasley is currently employed with ALG as the manager of the Indianapolis office. Weaver and Beasley signed non-compete agreements with ALG for three years and six years, respectively.

o As of October 3, 2001 the 450,000 shares did not have a value of $450,000. In lieu of issuing a significant amount of common shares to Messrs. Beasley and Weaver, a convertible debenture, convertible at Whitehall's discretion, was issued to Michael Beasley with monthly payments at 0% interest until such time that $225,000, (Beasley portion) is either paid or an amount of shares equal to the balance due are issued to Mr. Beasley. An arrangement will also be made with Mr. Weaver before the end of the second fiscal quarter. Mr. Weaver will be paid an interest amount for the time subsequent to October 3, 2001 and until such time that an agreement is reached.

o MiB represents that they are not a party to or bound by any agreement of guarantee, indemnification, surety, or indebtedness of any other person, corporation or partnership, except for trade accounts payable incurred in the normal course of operations.

o MiB has executed all necessary documents holding Whitehall Enterprises, Inc. harmless of any liability pursuant to the purchase agreement.

         Whitehall's objective in this acquisition was to acquire a profitable business that would complement Whitehall's other operations. ALG and their subsidiaries have the need to be marketed. Having MiB in our fold would have cut expenses and eliminate the need to out-source the essential marketing function. Furthermore, MiB Group's mortgage brokerage business will immediately grow exponentially and become more profitable with ALG's operational and back office, support in both Indiana and a new state added to our roster, Kentucky.

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

         In light of these developments the Company has recently appointed Board Member Vincent A. Landis to create an executive committee to assist HBI's management with the implementation of their new Action Plan. The implementation of this committee was delayed due to recent developments in the ALG subsidiary. However, the plan is still moving forward. Additionally, now that negotiations with Abbott Laboratories have terminated, HBI will aggressively pursue talks with other pharmaceutical companies that have less stringent requirements with respect to market share.

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

         During April 2001, the Company incorporated Interactive Medical Technologies, Inc. ("IMT") to carry out the marketing efforts and medical review related to the distribution of its medical software. Effective May 1, 2001, at Dr. Alberto A. Mitrani's suggestion and request, the Company hired Barbara A. Guerard as IMT's President. Ms. Guerard brought many years of experience as an executive in the medical industry. Ms. Guerard's employment with IMT, however, terminated in the first fiscal quarter. Additionally, Dr. Mitrani was hired June 11, 2001 as Executive Vice President for Medical Affairs. Dr. Mitrani is to chair the Editorial Medical Review Board that would verify IMT's Interactive Medical Software. Dr. Mitrani is a graduate of Harvard University and University of Miami and he is a contributing author to the most recent edition of Kelly's Textbook of Internal Medicine.

         Several strategic marketing arrangements were negotiated inclusive of equity investment opportunities in IMT.

         IMT will concentrate in obtaining resources through the sale of rights outside the United States before marketing the software through web-based e-commerce applications in the United States. On October 2, 2001 the Company secured a proposal for a substantial amount of working capital for IMT ensuring its success. However, Windmill Scientific refused to accept the payments due them in their attempt to sever their relationship with the Company and do business directly with previous associates of IMT. On October 15, 2001 Windmill refused payment and illegally cancelled the Licensing Agreement without merit. The Company has instituted arbitration, per the Licensing Agreement and fully expects to succeed in arbitration and continue with its Licensing Agreement. At that time Ms. Guerard's replacement will be hired. In the meantime, Windmill's counsel has been noticed to file an answer to the American Arbitration Association Case Manager by January 17, 2002.

         During fiscal year ending 2002, the Company will focus on carrying out the following objectives:

o Increase the amounts of loans originated and secure more favorable terms in the warehouse lines of credit for ALG group. Concentrate on increasing revenues and profits within profitable markets and not just increasing the number of states.

o Continue efforts to promote HBI patents and execute a royalty agreement to generate revenue.

o Generate revenues by executing the joint venture agreement proposed to Whitehall through IMT for the marketing of the DocPal software.

o Make two acquisitions that will have a positive impact on the Company's balance sheet in terms of equity, and generate net income.

         Cash flows from the collection of loans and operations of ALG will provide the liquidity necessary to meet obligations of the next 12 months.

         The CEO continues to study several other acquisitions. To achieve this growth and the necessary working capital, the Company will require additional funding. The Company has received preliminary commitments from investors to arrange for future funding for acquisitions. While the Company has reason to expect the completion of these arrangements in the near future, no assurances can be given that such funds will be available. Furthermore, arrangements have been negotiated to secure the necessary capital to substantially increase ALG's warehouse lines.

RESULTS OF OPERATIONS
---------------------

         The Company's operations consist almost entirely of the operations of ALG. Revenues consist of commissions and fees earned on mortgage loans closed and sold with no recourse to institutional investors.

         Revenues from sales for the year ended September 30, 2001 were $10,540,350 compared to $3,583,474 for the prior period that consisted from January 1, 2000, the effective date of the ALG purchase through September 30, 2000. This amount included revenues from DF from March 23, 2000,the date the Company closed that transaction. Pro-forma combined revenues from ALG and DF from their prior fiscal year (December 31, 1999) amounted to $4,501,272. This represents an increase of 234% over comparable periods.

         General and administrative expenses were $12,443,536 or 118% of sales for the year ended September 30, 2001. General and administrative expenses for ALG amounted to $10,013,861 or 95% of revenues for the year referred to above.

         Management is currently placing emphasis in attaining greater profitability through cost cutting measures in expenses and overhead required to support the operations of the financial segment, as well as the administrative expenses relative to the holding company.

         Interest expense incurred of $137,122 in ALG was paid in warehouse lines of credit used to close loans originated. Total interest expense for the year ended September 30, 2001 amounted to $291,718, compared to $141,557 for the last comparable period, as referred to above.

         The Company's consolidated net loss for the year amounted to $(2,199,244) compared to net income of $190,563 for the year 2000. The net loss consists substantially of the Company's decision to provide an additional $1 million allowance on the note receivable from Global Financial, the recognition of the impairment of the license for $655,307, and the unauthorized payments received by ALG's ex-officers totaling $460,427. The circumstances relative to these charges are discussed in more detail in other sections of this report as well as the Company's audited financial statements.

         Net income for the period ended September 30, 2000 consisted principally of the reclassification of net income in MBM operations of $78,003 to net income from discontinued operations due to the sale of MBM.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        At September 30, 2001, the Company had operating cash on hand of $265,964 as compared to cash on hand at September 30, 2000 of $57,380. At September 30, 2001, the Company had a negative working capital ratio of current assets to current liabilities of approximately .745, which decrease from a comparable ratio of .879 at September 30, 2000.

        At September 30, 2000, the Company had operating cash on hand of $57,380. As compared to cash on hand at September 30, 1999 of $2,264. At September 30, 2000, the Company had a negative working capital ratio of current assets to current liabilities of approximately .879, which improved from a comparable ratio of .528 at September 30, 1999.

         The long-term portion of debt at September 30, 2001 consisted of installments due on capital lease and loan obligations of $153,346, and a convertible debenture of $2,150,000 issued for the purchase of DocPal Medical Review software license. The convertible debenture referred to above is subject to conversion at $1 per share until February 28, 2002, the maturity date. Afterwards, the conversion rate becomes the average closing bid price per share for the five trading days prior to the notice of conversion.

        The long-term portion of debt at September 30, 2000 consisted of installments due on capital lease and loan obligations of $94,146, convertible debenture of $2,150,000 issued for the purchase of DocPal Medical Review software license, and loans of $626,070 due to an investor group that was issued common shares in lieu of payment on October 31, 2000.

        The long-term portion of debt at September 30, 1999 consisted of loans due to the Royal Bank of Canada. The bank indebtedness was secured by a registered general assignment of book debts and a general security agreement, a guarantee and postponement of claim in the amount of $1,397,000 by 129 Ontario, assignment of all shares of the company, postponement and assignment of all shareholder debt and an assignment of Keyman insurance. MBM had violated certain covenants with respect to the operating loans. While the bank had been advised of this, they did not expressly waive the conditions. The Company was relieved of all responsibility upon the closing of the sale of MBM.

        Cash flows provided by operating activities during the year ended September 30, 2001 were approximately $793,110. The cash provided by operations was used to pay for the expenses of the Company and service debt.

        Cash flows provided by operating activities during the year ended September 30, 2000 were approximately $1,500,363. The cash provided by operations was used to pay for the expenses of the Company and service debt. Cash used in operating activities for the year ended September 30, 1999 was approximately $490,576.

        Cash flows used in investing activities during the year ended September 30, 2001 were approximately $575,200 used to acquire the MiB common stock and to purchase property and equipment used in existing and new office expansion.

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

         Cash flows from financing activities during the year ended September 30, 2001 were provided by convertible debentures amounting to $200,000. These debentures were issued relative to IMT transactions. Cash flows used in financing activities during the year ended September 30, 2001 consisted of principal payments of $209,326 on long term debt and capital lease obligations.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ----------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         --------------------------------------------------------------
         COMPLIANCE UNDER SECTION 16(A) OF THE EXCHANGE ACT
         --------------------------------------------------

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

     Name                        Position                         Age
     ----                        --------                         ---

Luis Alvarez                   President and Director             42

Carlos M. Trueba               Director                           47

Vincent Landis                 Director                           55

Leslie Miller                  Director                           59

Mary Lou Foy                   Director                           57

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

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

CASH COMPENSATION
-----------------

         There was no cash compensation paid to executive officers as a group for services provided to the Company in all capacities during the year ended September 30, 2001.

EMPLOYMENT AGREEMENTS
---------------------

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

                                           Shares
                                        Beneficially         Percent
      Name                                Owned (1)          of Class
      ---------------------------------------------------------------------
      Luis Alvarez (2)                          0                0
      Mary Lou Foy (3)                          0                0
      Carlos M. Trueba (4)                      0                0
      Vincent Landis (5)                        0                0
      Leslie Miller (6)                   140,000                0
      All executive officers and
      Directors as a group
      (5 persons)                               0                0


(1) Except as otherwise indicated in the footnotes below, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

(2) Mr. Alvarez is Chairman of the Board and President of the Company and he owns no shares of the Company's common stock as of the date of this report. He owns 4,000,000 Preferred Shares. Each of the shares of Series 1 Preferred Stock is convertible into 27 shares of Common Stock over various periods based on the underlying Common Stock reaching price levels ranging from $10.00 to $50.00 per share. However, no shares of Series 1 Preferred Stock may be converted into Common Stock before January 1, 2004. Each share of Series 1 Preferred Stock has 100 Notes or a total of 4,000,000 Notes. On July 30, 1999, 129 Ontario issued an irrevocable option to purchase the 4 million shares to Luis Alvarez at an exercise price of $0.0388. The option was exercised by Mr. Alvarez on July 30, 2001.

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

              Aggregated Option/SAR Exercises in Last Fiscal Year
              ---------------------------------------------------
                          and FY-End Option/SAR Values
                          ----------------------------

                                                                                                 Value of
                                                                                 Number of      Unexercised
                                                                                Unexercised     In-the-Money
                                                                                Option/SARs     Option/SARs
                                                                                at FY-End (#)    at FY-End
                                    Shares
                                    Acquired on               Value             Exercisable/     Exercisable
Name                                Exercise (#)            Realized           Unexercisable    Unexercisable
-------------------------------------------------------------------------------------------------------------
Joe Lebovics                           -                         -                 200,000            -0-
Mary Lou Foy                           -                         -                 200,000            -0-
Carlos M. Trueba                       -                         -                 600,000            -0-
Rodriguez, Trueba & Co.                -                         -               2,167,000            -0-
Atlas, Pearlman, Trop
  & Borkson, PA                        -                         -               1,500,000            -0-
Leslie Miller                          -                         -               1,270,000            -0-
Vincent Landis                         -                         -               2,100,000            -0-
Luis Alvarez                           -                         -              18,000,000            -0-
                                                                                ----------
                                                                                26,037,000
                                                                                ==========

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

   (B)   REPORTS ON FORM 8-K
         -------------------

         The Company filed Form 8-K reports dated February 10, 2000 (item 8) and May 10, 2000 (item 1).

   (C)   EXHIBITS
         --------

Exhibit

Number                     Description of Document
------                     -----------------------

 3.01             Articles of Incorporation (1)
 3.01(a)          Certificate of Amendment to Certificate of Incorporation (5)
 3.01(b)          Certificate of Amendment to Certificate of Incorporation (7)
 3.01(c)          Certificate of Amendment to Certificate of Incorporation (24)
 3.01(d)          Certificate of Amendment to Certificate of Incorporation
 3.02             By-Laws (5)
 4.01             Specimen of Common Stock certificate (1)
10.02             Warrant Agent Agreement (1)
10.03             Line of Credit Agreement (1)
10.04             Stock Purchase Agreement between Texas American Group, Inc. and Daniel M. Boyar (2)
10.05             Stock Purchase Agreement for acquisition of Financial Standards Group, Inc. (2)
10.06             Stock Purchase Agreements for acquisition of Mount Vernon  Distribution,  Inc. and Eau Gallie
                  Properties, Inc. (2)
10.06.1           Amendments to Stock Purchase Agreements referred to in Exhibit 10.067
10.07             Stock  Purchase  Agreement  for  acquisition  of Bibbins & Rice  Electronics,  Inc.  and Rice
                  Electronics,Inc. (3)


10.08             Investment Banking Consulting Agreement with H.D. Vest Investment Securities, Inc. (7)
10.09             Sales and Service Agreement with Corroon & Black Administrative Services, Inc. (7)
10.10             Agreement with Arkansas Credit Union League and Service Corporation (7)
10.11             Agreement with HCU Services Corporation (Hawaii)(7)
10.12             Agreement with KYCUL Services Incorporated (Kentucky) (7)
10.13             Agreement with League Services Corporation (Michigan) (7)
10.14             Selling Agent Agreement with Meridian Associates, Inc. (7)
10.15             Financial Consulting Agreement with Meridian Associates, Inc. (7)
10.16             Lock-Up Agreement with Selling Security Holders (7)
10.17             Rescission Offer Responses (7)
10.18             Agreement with Computer Concepts Corp. (8)
10.19             Agreement with Greg Paige and Paige & Associates Corp. (9)
10.20             Agreements with Computer Concepts Corp. (13)
10.21             Agreement with Comstator, S. A. (13)
10.22             Agreement with Allan J. Ontai (10)
10.23             Letter of Agreement with Servicecorp (Indiana Credit Union League) (13)
10.24             Agreement and Plan of Merger with Membership  Realty Ltd.,  Inc. and other parties  described therein (10)
10.25             Agreement with Stenton Leigh Capital Corp. (10)
10.26             Agreement with Universal  Solutions,  Inc., Investor Resource Services,  Inc. and SMI Capital
                  Corp. (12)
10.27             Amendment No. 1 to Agreement and Plan of Merger with Membership Realty Ltd., Inc. (14)
10.28             Agreement with Computer Concepts Corp. (15)
10.29             Agreement and Plan of Merger with Elfworks, Inc. (16)
10.30             Stock Purchase Agreement and Assignments with Administracion de Seguros, S.A. (17)
10.31             Letter of Intent to Purchase and Sell between  Jalmark  Realty,  Inc. and  Membership  Realty
                  Holding Corp. (19)
10.32             Amendment No. 4 To Agreement and Plan of Merger with Membership Realty Ltd., Inc. (20)
10.33             Agreement with JRL Acquisition, Inc. (20)
10.34             Financial Advisory and Consulting Agreement with Coleman and Company (20)
10.35             Stock Purchase and Exchange Agreement with American Indemnity Company Limited (21)
10.36             Stock Purchase Agreement with U.S. Mortgage Network Corp. (22)
10.37             Stock Purchase Agreement with Maraval & Associates (22)
10.38             Stock Purchase and Exchange  Agreement  with American  Indemnity  Company  Limited and Global
                  RE., Ltd. (23)


10.39             Agreement wit Real Estate  Services  Network  Holding  Corp.,  U.S.  Mortgage  Network Corp.,
                  Intervest, Inc. and Sidney A. Lewis (24)
10.40             Agreement with Total National Telecommunications, Inc. (25)
10.41             Agreement with Global RE., Ltd. and American Indemnity Company, Ltd. (26)
10.42             Stock Purchase Agreement with Southwestern Telecom, Inc. (27)
10.43             Stock Purchase Agreement for the purchase of NETTouch  Communications,  Inc. and Common Stock
                  Purchase Warrant (28)
10.44             Note Purchase  Agreement with GFL Advantage Fund Limited,  Registration  Rights Agreement and
                  Promissory Note (28)
10.45             Stock purchase  agreement for the purchase of all issued and outstanding  shares of Mega Blow
                  Moulding Limited from 1299004 Ontario Corporation (29)
10.46             Audited financial  statements of business  acquired.  Audited financial  statements of MBM as of and for the period ended November 30, 1998 (29)
10.47             Pro-forma  combined   financial  data.   Unaudited  pro  forma  combined  balance  sheet  and
                  statements of operations of the Company and MBM is filed herewith (29)
10.48             Stock  purchase  agreement  for  the  purchase  of  all  issued  and  outstanding  shares  of
                  Alternative Lending Group, Inc., an Illinois corporation, from R. Jeffrey Mertz. (30)
10.49             Audited financial  statements of business  acquired.  Audited financial  statements of ALG as of and for the years ended December 31, 1999 and 1998 (31)
10.50             Pro-forma  combined   financial  data.   Unaudited  pro  forma  combined  balance  sheet  and
                  statements of operations of the Company and ALG (31)
10.51             Stock  Purchase  Agreement  for the purchase of Direct  Financial,  LLC, and the interests of
                  James  P.  Mack,  Wallace  W.  Qualls,   III,  Greg  Kitchen,   and  Kip  W.  Weston Corporation (32)
10.52             Audited financial  statements of business  acquired.  Audited  financial  statements of DF as of and for the period ended December 31, 1999 and 1998 (32)
10.53             Pro-forma  combined   financial  data.   Unaudited  pro  forma  combined  balance  sheet  and
                  statements of operations of the Company and DF (32)
10.54             Agreement  for the sale of Mega Blow  Moulding  Limited,  a  Canadian  Corporation  to Global
                  Financial  Investment,  LLC,  ("Global") a limited  liability  company  incorporated under the laws of Arizona is filed herewith. (33)


10.55             Agreement  For The  Purchase of License of Software  Known as "DocPal  Medical  Review"  from
                  Windmill Scientific Corporation is filed herewith. (33)
10.57             Stock Purchase  Agreement for the purchase of all issued and  outstanding  shares of MiB from
                  Scott J. Weaver and Michael Beasley is filed herewith. (33)
16.01             Letter from Samson, Robbins & Associates to the Securities and Exchange Commission (4)
16.02             Letter from Grau & Registrant to the Securities and Exchange Commission (6)
16.03             Letter from Arthur Andersen & Co. to the Securities and Exchange Commission (11)
16.04             Letter from Grant Thornton to the Securities and Exchange Commission (18)
16.05             Letter from Millward & Co. to the Securities and Exchange Commission (30)

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

18 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated September 12, 1994.
19 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated March 1, 1995.
20 Incorporated by reference to the Registrant's report on Form 10-QSB filed with the Securities and Exchange Commission dated August 17, 1995.
21 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated December 21, 1995.
22 Incorporated by reference to the Registrant's report on Form 10-KSB filed with the Securities and Exchange Commission dated September 30, 1995.
23 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated December 21, 1995.
24 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated February 21, 1996.
24 Incorporated by reference to the Registrant's report on Form 10-QSB filed with the Securities and Exchange Commission dated March 31, 1996.
25 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated May 28, 1996.
26 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated June 11, 1996.
27 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated October 29, 1996.
28 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated November 8, 1996.
29 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated May 10, 1999.
30 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated February 10, 1999.
31 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated June 13, 2000.
32 Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission dated June 16, 2000.
33 Incorporated by reference to the Registrant's report on Form 10-KSB filed with the Securities and Exchange Commission dated January 16, 2001.

                                    SIGNATURE
                                    ---------


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15 day of January, 2002.

                                    WHITEHALL ENTERPRISES, INC.


                                    By: /s/ Luis Alvarez
                                        -----------------------
                                        Luis Alvarez, President


         In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.

   Signature

 /s/Luis Alvarez           President and    January 15, 2002
 ----------------------    Director
 Luis Alvarez


 /s/Carlos M. Trueba       Director         January 15, 2002
 ----------------------
 Carlos M. Trueba


 /s/Vincent Landis         Director         January 15, 2002
 ----------------------
 Vincent Landis


 /s/Mary Lou Foy           Director         January 15, 2002
 ----------------------
 Mary Lou Foy


 /s/Leslie Miller          Director         January 15, 2002
 ----------------------
 Leslie Miller

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000




                                TABLE OF CONTENTS



                                                                                          PAGE NO.
                                                                                          --------
Independent Auditors' Report                                                                F-2

Consolidated Balance Sheets                                                                 F-3

Consolidated Statements of Operations                                                       F-5

Consolidated Statements of Changes in Shareholders' Equity (Deficit)                        F-6

Consolidated Statements of Cash Flows                                                       F-8

Notes to Consolidated Financial Statements                                                  F-10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




Board of Directors
Whitehall Enterprises, Inc. and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Whitehall Enterprises, Inc. and subsidiaries (a Delaware corporation) as of September 30, 2001, and 2000, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitehall Enterprises, Inc. and subsidiaries as of September 30, 2001, and 2000, and the results of its operations and its cash flows for the years ended September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.





SEWELL AND COMPANY, PA


Hollywood, Florida
January 2, 2002, except for Note 3, which is dated January 10, 2002

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000



                                                        2,001            2000
                                                     -----------     -----------

                             Assets

Current assets
  Cash                                             $   265,964     $    57,380
  Accounts receivable                                  454,216         265,410
  Loans inventory                                    1,326,782       3,339,309
  Interest receivable                                       --           1,894
  Prepaid expenses                                     110,576          13,352
                                                   -----------     -----------
Total current assets                                 2,157,538       3,677,345

Property and equipment, net                            578,961         161,784

Other assets
  Notes receivable long term, net                    1,222,786       2,434,531
  Due from related party                               105,208         179,092
  Goodwill and other intangible assets, net          3,346,459       3,666,022
  Other assets                                              --          15,039
                                                   -----------     -----------
                                                     4,674,453       6,294,684
                                                   -----------     -----------

                                                   $ 7,410,952     $10,133,813
                                                   ===========     ===========




                 See notes to consolidated financial statements.

          WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (CONTINUED)
                   SEPTEMBER 30, 2001 AND 2000


                                                                2,001           2000
                                                            ------------    ------------
              Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable and accrued expenses                    $  1,139,558    $    474,628
   Lines of credit                                             1,302,615       3,322,889
   Current portion of capital leases obligations                  73,554          10,000
   Interest payable                                                4,774              --
   Convertible debentures                                        175,000              --
   Current portion of notes payable                              201,361         377,573
                                                            ------------    ------------
Total current liabilities                                      2,896,862       4,185,090

Long term liabilities
  Deferred income taxes                                               --
  Capital lease obligations                                      153,346          61,032
  Convertible debentures                                       2,150,000       2,150,000
  Note payable                                                        --          33,114
  Loan payable - related party                                        --         626,070

Shareholders' equity
   Preferred stock, $0.001 par value, 4 million shares
     authorized, issued and outstanding                            4,000           4,000
   Common stock, $0.0001 par value, 200 million shares
     authorized, 162,791,413 and 138,107,945 issued and
     outstanding                                                  17,090          13,812
   Additional paid in capital                                  4,141,560       2,795,764
   Retained earnings (deficit) since 9/30/98 after quasi-
     reorganization                                           (1,951,905)        264,931
                                                            ------------    ------------
Total shareholders' equity                                     2,210,745       3,078,507
                                                            ------------    ------------

                                                            $  7,410,953    $ 10,133,813
                                                            ============    ============


                 See notes to consolidated financial statements.

       WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS
                SEPTEMBER 30, 2001 AND 2000

                                                      2001             2000
                                                 ------------      ------------
Revenues
Mortage origination fees                         $  8,570,034      $  2,910,417
Wholesale mortgage income                           1,532,497           673,057
Telemarketing fees                                    437,819                --
                                                 ------------      ------------
                                                   10,540,350         3,583,474

Expenses
Payroll expenses                                    6,237,682         2,729,029
Sales expenses                                      1,751,229           696,517
General and administration                          1,390,138           984,699
Bad debt expense                                    1,000,000         1,021,655
Impairment of long-lived assets                       655,307                --
Commisions ex-officers                                460,427                --
Professional fees                                     408,092           332,471
Rent                                                  369,484           239,042
Depreciation and amortization                         165,180            44,946
                                                 ------------      ------------
                                                   12,437,539         6,048,359

Other income and expenses
Other income (expense)                                (27,432)           15,002
Interest income                                        16,896            28,300
Interest expense                                     (309,113)         (141,557)
                                                 ------------      ------------
                                                     (319,649)          (98,255)
                                                 ------------      ------------
Net loss from continuing operations                (2,216,838)       (2,563,140)

Discontinued operations
Net income from discontinued operations
(net of income tax effect)                                 --             2,526
Gain on discontinued operations                     2,751,177
                                                 ------------      ------------
                                                           --         2,753,703
                                                 ------------      ------------

Net  income (loss)                               $ (2,216,838)     $    190,563
                                                 ============      ============

Basic income per common share
Loss from continuing operations                  $    (0.0141)     $    (0.0191)
Discontinued operations                                    --            0.0205
                                                 ------------      ------------
                                                 $    (0.0141)     $     0.0014
                                                 ============      ============

Dilutive income per common share
Loss from continuing operations                  $    (0.0083)     $    (0.0098)
Discontinued operations                                    --            0.0106
                                                 ------------      ------------
                                                 $    (0.0083)     $     0.0008
                                                 ============      ============



                 See notes to consolidated financial statements.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                        Preferred Stock                Common Stock
                                                      Shares        Amount         Shares         Amount
                                                  ------------   ------------   ------------   ------------
Balance October 01, 1999                             4,000,000   $      4,000    124,927,647   $     12,493

Acquisition of Hairbiotech                                  --             --      2,755,298            276

Compensation in exchange for stock
   options                                                  --             --             --             --

Shares issued in exchange for shares of
   Alternative Lending Group                                --             --      8,000,000            800

Shares issued in exchange for shares of
   Direct Financial LLC                                     --             --      2,125,000            213

Compensation in exchange for warrants                       --             --             --             --

Shares issued to two officers as signing
   bonus                                                    --             --        300,000             30

Officer compensation                                        --             --             --             --

Net income September 30, 2000                               --             --             --             --
                                                  ------------   ------------   ------------   ------------
Balance September 30, 2000                           4,000,000   $      4,000    138,107,945   $     13,812
                                                  ------------   ------------   ------------   ------------
[RESTUBBED]

                                                                      Retained
                                                       Paid in        Earnings
                                                       Capital        (Deficit)          Total
                                                     ------------    ------------    ------------
Balance October 01, 1999                             $    998,653    $     74,368    $  1,089,514

Acquisition of Hairbiotech                                   (276)             --              --

Compensation in exchange for stock
   options                                                781,110              --         781,110

Shares issued in exchange for shares of
   Alternative Lending Group                              399,200              --         400,000

Shares issued in exchange for shares of
   Direct Financial LLC                                   531,037              --         531,250

Compensation in exchange for warrants                      26,250              --          26,250

Shares issued to two officers as signing
   bonus                                                   32,790              --          32,820

Officer compensation                                       27,000              --          27,000

Net income September 30, 2000                             190,564         190,564
                                                     ------------    ------------    ------------
Balance September 30, 2000                           $  2,795,764    $    264,932    $  3,078,508
                                                     ------------    ------------    ------------



                 See notes to consolidated financial statements

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                        Preferred Stock                Common Stock
                                                      Shares        Amount         Shares         Amount
                                                  ------------   ------------   ------------   ------------
Sub-total                                            4,000,000   $      4,000    138,107,945   $     13,812

Shares issued in exchange for loans payable
to related parties                                          --             --     23,108,468          2,311

Shares issued in exchange for shares of MiB                 --             --        900,000            900

Shares issued to employees and consultant  in
lieu of cash and consulting services                        --             --        675,000             67

Compensation in exchange for warrants                       --             --             --             --

Beneficial conversion feature on notes payable              --             --             --             --

Net loss September 30, 2001                                 --             --             --             --
                                                  ------------   ------------   ------------   ------------
                                                     4,000,000   $      4,000    162,791,413   $     17,090
                                                  ============   ============   ============   ============

[RESTUBBED]

                                                                      Retained
                                                       Paid in        Earnings
                                                       Capital        (Deficit)          Total
                                                     ------------    ------------    ------------
Sub-total                                            $  2,795,764    $    264,932    $  3,078,508

Shares issued in exchange for loans payable
to related parties                                        718,673              --         720,984

Shares issued in exchange for shares of MiB               460,767              --         461,667

Shares issued to employees and consultant  in
lieu of cash and consulting services                       84,308              --          84,375

Compensation in exchange for warrants                      22,500              --          22,500

Beneficial conversion feature on notes payable             59,548              --          59,548

Net loss September 30, 2001                          $ (2,216,838)     (2,216,838)
                                                     ------------    ------------    ------------
                                                     $  4,141,560    $ (1,951,906)   $  2,210,744
                                                     ============    ============    ============


                 See notes to consolidated financial statements.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                              2001                   2000
                                                                          -----------            -----------
Cash flows from operating activities:
  Net income (loss)                                                       $(2,216,838)           $   190,563
                                                                          -----------            -----------

  Adjustments to reconcile net profit to net
   cash provided by operating activities:
    Depreciation & amortization                                               165,180                 44,946
    Bad debt                                                                1,000,000              1,000,000
    Impairment of long lived assets                                           655,307                     --
    Compensation in exchange for stock options, warrants                      106,875                867,180
    Beneficial conversion feature                                             154,462                     --
    (Increase) decrease in accounts receivable                               (188,806)               312,067
    (Increase) decrease in loan inventory                                   2,012,527             (3,339,309)
    (Increase) decrease in interest receivable                                  1,894                 (1,894)
    (Increase) decrease in inventories                                             --                448,361
    (Increase) decrease in prepaid expenses                                   (97,224)                60,597
    (Increase) decrease in notes receivable                                   211,746             (3,434,531)
    (Increase) decrease in other assets                                        88,923              1,695,224
    Increase (decrease) in accounts payable and accrued expenses              664,930             (1,076,995)
    Increase (decrease) in income tax liabilities                                  --                (54,171)
    Increase (decrease) in line of credit                                  (2,020,273)             3,322,889
    Increase (decrease) in other payables                                     254,407              1,465,436
                                                                          -----------            -----------
    Total adjustments                                                       3,009,948              1,309,800
                                                                          -----------            -----------
  Net cash provided by operating activities                                   793,110              1,500,363
                                                                          -----------            -----------
Cash flows from investing activities:
    Acquisition of intangible assets                                         (461,667)            (2,621,228)
    Acquisition of property and equipment                                    (113,533)                    --
    Disposition of equipment                                                       --                549,910
                                                                          -----------            -----------
  Net cash used in investing activities                                      (575,200)            (2,071,318)
                                                                          -----------            -----------

Cash flows from financing activities:
    Principal payment on notes payable                                       (209,326)                    --
    Proceeds from convertible debentures                                      200,000                     --
    Proceeds from related party                                                    --                626,070
                                                                          -----------            -----------
  Net cash provided by (used in) financing activities                          (9,326)               626,070
                                                                          -----------            -----------

Net increase in cash and cash equivalents                                     208,584                 55,115

Cash and cash equivalents, beginning of period                                 57,380                  2,265
                                                                          -----------            -----------

Cash and cash equivalents, end of period                                  $   265,964            $    57,380
                                                                          ===========            ===========



                 See notes to consolidated financial statements.

                                                        2001              2000
                                                     -----------      ----------
Supplemental disclosures of cash flow information:

Interest paid                                         $ 174,977       $  141,557
                                                      =========       ==========


Supplemental disclosure of non-cash financing activities:
---------------------------------------------------------

On January 25, 2000, the Company issued 8,000,000 shares of common stock in connection with the acquisition of ALG, at $400,000. The value of $0.05 per share was established at the quoted market price (See Note 13).

On March 23, 2000, the Company issued 2,125,000 shares of common stock in connection with the acquisition of DF, at $531,250. The value of $0.25 per share was established at the quoted market price value (See Note 13).

On September 1, 2000, the Company issued 300,000 shares of common stock, valued at $0.1094 at the grant date, as a signing bonus to two officers of Palm Desert, a California office of ALG. Compensation of $32,820 will be recognized in operations over the five-year term of the agreement. Compensation expense for the year ended September 30, 2000 was $547. On October 3, 2000, the Company issued 900,000 shares of common stock in connection with the acquisition of MiB. The value of $0.10 per share was the average quoted price at the time of the acquisition period. From the 900,000 shares of common stock, 450,000 shares were guaranteed at a price of $1.00 per share (See Note 14).

On October 31, 2000, by resolution of the board of directors, the Company approved the issuance of 675,000 shares of common stock as compensation to various employees and a consultant in lieu of cash. The value of $0.125 per share was the market price on the date of the grant. Accordingly, salary expense of $76,480 and compensation expense of $7,894 were charged to operations.

On December 20, 2000, by resolution of the board of directors, the Company approved the issuance of 23,108,468 shares of common stock to a related party in exchange for loans payable in the amount of $626,070. The value of $0.0312 per share was the market price on the date of the grant. Interest expense of $94,914 was charged to operations.


                See notes to consolidated financial statements.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
Whitehall Enterprises, Inc. ("the Company"), was incorporated under the laws of the State of Delaware on October 12, 1988. On January 8, 1999, the Company amended its articles of incorporation changing its name from Total World Telecommunications, Inc. to Whitehall Enterprises, Inc. The acquisition of Mega Blow Moulding, Limited ("MBM") was effective December 1, 1998. The Company sold the operations of MBM on June 30, 2000. The acquisition of Hairbiotech, Inc. was effective September 30, 1999. The acquisition of Alternative Lending Group, Inc. ("ALG") was effective January 25, 2000, and the acquisition of Direct Financial, LLC ("DF") by ALG, effective March 23, 2000, and MiB by ALG, effective October 3, 2001 (See Note 14). On March 30, 2001, the Company formed a new subsidiary, Interactive Medical Technologies, a Florida corporation, to handle the affairs related to the license of the DocPal medical software.

ALG provides mortgage and banking services, including HUD/FHA insured loans.

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

Reclassification
----------------
Certain reclassifications were made to the 2000 financial statements in order for the presentation to conform to the 2001 financial statement presentation.

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

Notes receivable consists of notes related to the sale of MBM (See Note 3). An allowance has been established based on management's estimate of future collections.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Loan Inventory
--------------
Loan inventory consists of mortgages originated or purchased which are held for sale. Loan inventory consists primarily of sub-prime mortgages. Inventory is recorded at the lower of cost or market value. Market value is determined using quoted market prices. Gains and losses on the sale of loan inventory are determined using the specific identification method. The mortgage notes are assigned as collateral for the Company's line of credit (See Note 7).

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

Leases
------
Leases that transfer substantially all of the risk and benefits of ownership are capital leases. Other leases are operating leases. Capital leases are included in property and equipment at cost, and the present value of the obligation under capital leases is included in Notes Payable.

Goodwill and Other Intangible Assets
------------------------------------
Goodwill was established as a result of certain acquisitions (See Notes 4, 5 and 14). Other intangible assets include patents and licenses.

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

No reduction for impairment of long-lived assets was necessary at September 30, 2000. At September 30, 2001, the Company recognized an asset impairment loss of $655,307 (See Note 5).

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition
-------------------
The products of MBM are manufactured to specific customer orders, and revenues are recognized when the products are shipped. Revenue is reduced for estimated customer returns and allowances. MBM was sold in 2000 (See Note 15).

Origination fees in ALG for warehouse loans are recognized as revenue when loans are made, to the extent they represent reimbursement of loan origination costs. Revenues, in the form of origination points and services release premiums on other fees, are recognized upon funding of the mortgage loan by the ultimate lender. Sales of loan inventory are generally without recourse and are recorded when proceeds are received by the Company. Other revenues are recognized as income when earned.

Advertising
-----------
The Company expenses the cost of advertising as incurred or when the advertising initially takes place. No advertising costs were capitalized at September 30, 2001 or 2000.

Advertising expense was $194,771, and $239,290 for the years ended September 30, 2001 and 2000, respectively.

Stock Options and Warrants
--------------------------
The Company elected to account for stock options and warrants issued to employees and non-employees in accordance with SFAS 123.

Accounting Pronouncements
-------------------------
In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 141, Business Combinations (SFAS No. 141), which establishes financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38 Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this statement are to be accounted for using the Purchase Method. SFAS No. 141 is applicable for fiscal years beginning after June 30, 2001.

Accounting Standards No. 142 Goodwill and Other Intangible Assets (SAFS No. 142) addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17. This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized on the financial statements. SFAS No. 142 is applicable for fiscal years beginning after December 15, 2001.

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

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Concentration of Credit Risk
----------------------------
Loan inventories in ALG are fully collateralized mortgages pending sale to investors. The Company uses a warehouse line of credit facility from a national banking institution (See Note 7). Management believes the credit risk associated with these loans, with specific borrowers and geographic concentration, is not significant.

Net Income (Loss) per Share
---------------------------
Basic net income (loss) per share for each year is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted income (loss) per share includes the effects of common stock equivalents to the extent they are dilutive. Additionally, approximately 806,000 weighted average shares, issuable pursuant to the convertible debenture obligation, have been excluded from the earnings per share at September 30, 2001 since such shares are anti-dilutive.

Basic weighted and dilutive average number of shares outstanding is as follows:

                                                      2001             2000
                                                 -------------    -------------
       Basic weighted average number
         of shares outstanding                     157,167,909      131,502,989
       Effect of dilutive securities
         Stock options                                       0       17,709,601
         Warrants                                    3,281,250        3,281,250
         Convertible preferred stock               108,000,000      108,000,000
                                                 -------------    -------------

       Dilutive weighted average
         shares outstanding                        268,449,159      260,493,840
                                                 =============    =============


NOTE 2            PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2001 and 2000 consisted of the following:

                                                      2001             2000
                                                 -------------    -------------

       Furniture and fixtures                    $     239,109    $     146,496
       Machinery and equipment                         540,736          154,057
       Leasehold improvement                            32,850            3,700
                                                 -------------    -------------
                                                       812,695          304,253
       Less: accumulated depreciation                 (233,734)        (142,469)
                                                 -------------    -------------

                                                 $     578,961    $     161,784
                                                 =============    =============

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



NOTE 2            PROPERTY AND EQUIPMENT - continued

During the year, the Company acquired various capital leases totaling $252,947 (See Note 10). Other purchases include furniture and fixtures and equipment totaling $129,659. On October 3, 2000, through the acquisition of MiB, the Company acquired furniture and fixtures totaling $96,685 (See Note 14).

Depreciation expense for the years ended September 30, 2001 and 2000 was $91,265, and $18,534, respectively.


NOTE 3            NOTES RECEIVABLE

The notes receivable are from one company and in conjunction with the sale of MBM (See Note 15). The notes are secured by real estate. Detail of notes receivable are as follows:

                                                                             2001                  2000
                                                                         -----------            ----------
               Note receivable with an interest rate of 8%;
               due on September 1, 2002; subject to the
               approval of the medical Software Business
               Plan of Windmill Scientific Corp. The note is
               in default as of the date of this report.
               Subsequent to the report, but prior to
               issuance on January 10, 2002, the Company
               entered into renegotiation with the holder of
               the notes receivable and extended the due
               dates accordingly.                                        $   999,633           $   999,633

               Note receivable with an interest rate of 8%;
               receivable in 24 monthly installments,
               including accrued interest beginning June 30,
               2002.                                                         500,000               500,000

               Note receivable with an interest rate of 8%;
               receivable in 15 monthly installments of
               $43,333.33; due September 1, 2002. The note
               is in default as of the date of this report.
               Subsequent to the report, but prior to
               issuance on January 10, 2002, the Company
               entered into renegotiation with the holder of
               the notes receivable and extended the due
               dates accordingly.                                            326,153               537,898

               Promissory note assigned by the purchaser                   1,397,000             1,397,000
                                                                         -----------            ----------

                                                                           3,222,786             3,434,531
               Less allowance for doubtful accounts:                      (2,000,000)           (1,000,000)
                                                                         -----------           -----------

                                                                         $ 1,222,786           $ 2,434,531
                                                                         ===========           ===========

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001AND 2000



NOTE 4            GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets at September 30, 2001and 2000 consisted of the following:

                                                     2001              2000
                                                 -----------        -----------

          Goodwill                               $ 1,097,281        $   687,621
          Patents and licenses                     2,315,922          2,971,229
          Other intangible assets                     34,295             34,295
                                                 -----------        -----------
                                                   3,447,498          3,693,145
          Less: accumulated amortization            (101,039)           (27,123)
                                                 -----------        -----------

                                                 $ 3,346,459        $ 3,666,022
                                                 ===========        ===========

Amortization expense for the years ended September 30, 2001and 2000 was $73,916, and $26,412, respectively. Patents acquired in connection with Hairbiotech, Inc. and licenses acquired in conjunction with Windmill Scientific Corp. (See Note
14) are still in the development and planning stages and not used in operation, therefore those patents and licenses were not amortized. However, a significant change occurred in relation to the medical license. The licensing agreement was cancelled by the Licensor. The Company has instituted arbitration proceedings in accordance with the remedies available under the terms of the license agreement. The Company recognized an asset impairment of $655,307 (See Note 5).


NOTE 5            ASSET IMPAIRMENT LOSS

In accordance with SFAS No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed, the Company recorded an impairment loss on the long-lived assets of its medical license (See Note 16). The licensing agreement was cancelled by the Licensor. The Company has instituted arbitration proceedings in accordance with the remedies available under the terms of the license agreement. Accordingly, on September 30, 2001, the Company recognized an asset impairment loss of $655,307. This loss represents 25% of the carrying value of the license.


NOTE 6            INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carryforward at September 30, 2001 of $73,348,740, subject to annual limitations prescribed by the Internal Revenue Code, which is available to offset future taxable income through 2021. A 100% valuation allowance has been recorded to offset the net deferred taxes due from the Company's future taxable income. The net operating loss carryforward approximates $2,289,772 at September 30, 2001, and $71,058,968 at September 30, 2000.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



NOTE 6            INCOME TAXES - continued

Deferred tax assets consist of the following:

                                                       2001            2000
                                                   ------------    ------------
           Current taxes                           $          0    $          0
           Deferred taxes                            24,900,000      24,160,000
           Valuation allowance                      (24,900,000)    (24,160,000)
                                                   ------------    ------------
                                                   $          0    $          0
                                                   ============    ============


The Company's income tax expense for the years ended September 30, 2001 and 2000 differed from the statutory federal rate of 34% as follows:

                                                       2001            2000
                                                   ------------    ------------

           Statutory rate applied to loss
               before income taxes                 $    754,000    $     65,000
           State income taxes, net of
               federal income tax effect                 26,000           3,800
           Increase in valuation allowance             (780,000)        (68,800)
           Other                                              0               0
                                                   ------------    ------------
           Income Tax Expense                      $          0    $          0
                                                   ============    ============


NOTE 7            LINES OF CREDIT

ALG has a warehouse line of credit from one financial institutions totaling $4,000,000. The interest rate for the line of credit is prime plus 2%. As of September 30, 2001, ALG owes $1,302,615 against this credit line. The line of credit is collateralized by assignment of mortgage notes and deeds of trust of the loans.

Interest expense for the years ended September 30, 2001 and 2000 was $137,122, and $124,245, respectively.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



NOTE 8            LONG-TERM NOTES PAYABLE

Long-term debt consisted of the following:

                                                                         2001               2000
                                                                      ----------         -----------
               Convertible debenture with an interest rate
               of 5% per annum; due on February 28, 2002,
               principal and interest accrued; convertible
               at the option of the maker or payee on or
               before February 28, 2002 into shares of
               common stock at an exercise price of $1.
               Subsequent to its maturity date, the Company
               has the right to issue its common stock in
               full payment (principal and accrued interest
               after February 28, 2002) at a conversion
               price equal to the average closing bid price
               per share for the five trading days prior to
               the notice of conversion. (See Note 14)               $ 2,150,000         $ 2,150,000

               Note payable with an interest rate of 8% per
               annum, payable in 15 installments of
               $33,333.33; due on October 15, 2001. (See
               Note 14) During the year ended September 30,
               2001, the licensor refused to accept payments
               under the terms of the note and canceled the
               licensing agreement (See Note 16).                        201,461             410,687

               Convertible debenture with an interest rate
               of 10% per annum; principal and interest due
               on May 17, 2002; convertible into shares of
               common stock at an exercise price of $0.05 on
               or before May 17, 2002. The note contains an
               option allowing the payee, ninety days after
               May 17, 2002, to request payment in full plus
               100,000 shares of common stock. The Company
               recorded the excess of the aggregate fair
               value of the instrument with beneficial
               conversion features at $3,000 amortized over
               a period of 3 months. On October 10, 2001,
               prior to issuance, but subsequent to
               year-end, the payee exercised his option and
               requested payment in full and 100,000 shares
               of the Company.                                            50,000                   0

               Convertible debenture with an interest rate
               of 10% per annum; principal and interest due
               on June 8, 2002; convertible on or before
               June 8, 2002 into shares of common stock of
               Interactive Medical Technologies (IMT) (a
               wholly-owned subsidiary of Whitehall) at an
               exercise price of two tenths of 1% of equity
               in IMT.                                                    25,000                   0



                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



NOTE 8            LONG-TERM NOTES PAYABLE - continued

                                                                         2001               2000
                                                                      ----------         -----------
               Convertible debenture with an interest rate
               of 15% per annum; principal and interest due
               on January 26, 2002; convertible on or before
               January 26, 2002 into shares of common stock
               of Interactive Medical Technologies (IMT) (a
               wholly-owned subsidiary of Whitehall) at an
               exercise price of three fifths of 1% of
               equity in IMT. The note contains an option
               allowing the payee to convert the note into
               shares of common stock of the Company valued
               at 60% of the average trading price for five
               days on or before October 26, 2001. The
               Company recorded the excess of the aggregate
               fair value of the instrument with beneficial
               conversion features at $44,048 amortized over
               a period of 3 months. As of the date of the
               audit report, the option to convert into
               shares of common stock of the Company was not
               exercised.                                            $    75,000         $         0

               Convertible promissory note with an interest
               rate of 12% per annum; principal and interest
               due on March 1, 2002; convertible on or
               before December 31, 2001 into shares of
               common stock of Interactive Medical
               Technologies (IMT) (a wholly-owned subsidiary
               of Whitehall) at an exercise price of one
               fifth of 1% of equity in IMT. The note
               contains an option allowing the payee to
               convert the note into shares of common stock
               of the Company valued at 80% of the average
               trading price for five days on or before
               March 1, 2002. The Company recorded the
               excess of the aggregate fair value of the
               instrument with beneficial conversion
               features at $12,500 amortized over a period
               of 6 months. As of the date of the audit
               report, the option to convert into shares of
               IMT was not exercised.                                     50,000                   0

                Beneficial conversion feature on notes payable           (25,100)                  0
                                                                      ----------         -----------
                                                                       2,526,361           2,560,687
                Less current portion:                                   (376,361)           (377,573)
                                                                      ----------          ----------

                                                                     $ 2,150,000         $ 2,183,114
                                                                     ===========         ===========


Interest expense for the years ended September 30, 2001 and 2000 was $34,448, and $6,123, respectively.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



NOTE 9            RELATED PARTY TRANSACTION

The Company had unsecured loans payable to related parties totaling $626,070 at September 30, 2000. The loans were due on demand with no interest rate. At September 30, 2001, the balance on these loans was converted into shares of common stock (See Note 11).


NOTE 10           LEASE COMMITMENTS

Capital Leases
--------------
The Company's property under capital leases is included in property and equipment and is summarized as follows:

       Furniture and fixtures                                $ 128,959
       Machinery and equipment                                 123,988
                                                             ---------

                                                               252,947
       Less accumulated depreciation:                          (20,791)
                                                             ---------

       Net assets under capital leases                       $ 232,156
                                                             =========


The Company leases office space, vehicles, and office furniture and equipment under non-cancelable operating leases, which have initial terms in excess of one year.

At September 30, 2001, future minimum annual lease payments under capital leases and other operating leases having non-cancelable lease terms in excess of one year are as follows:

                                                Operating                Capital
                                                 Leases                  Leases
                                               ----------             ----------
          2002                                 $  338,510             $   73,554
          2003                                    327,260                 77,570
          2004                                    266,420                 40,809
          2005                                    142,407                 20,108
          2006 and thereafter                     190,464                 15,045
                                               ----------             ----------

                                               $1,265,061             $  227,086
                                               ==========             ==========

Total lease expense for the years ended September 30, 2001and 2000 was $379,032, and $254,100, respectively.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



NOTE 11           SHAREHOLDERS' EQUITY

Preferred Stock
---------------
There are 4,000,000 authorized shares of Series I convertible preferred stock at $.001 par value per share. At September 30, 2001and 2000 there were 4,000,000 shares of Series I convertible preferred stock issued and outstanding, which were held by the prior parent of MBM. There is a five (5) year restriction on the conversion of preferred shares to common shares pursuant to the Agreement. In October 1999, the Company, by a resolution of the board of directors, decreased the conversion rate of the preferred stock from 100 shares to 27 shares of common stock for each share of preferred stock.

On July 30, 1999, the prior parent of MBM issued to an officer of the company an irrevocable option to purchase the 4,000,000 preferred shares at an exercise price of $0.0388.

Common Stock
------------
There are 200,000,000 authorized shares of common stock, at $.0001 per value per share. The total shares issued and outstanding in 2001 and 2000 was 162,791,413, and 138,107,945, respectively.

On January 25, 2000, the Company issued 8,000,000 shares of common stock in connection with the acquisition of ALG, at $400,000. The value of $0.05 per share was the average quoted market price during the acquisition period (See
Note 14).

On March 23, 2000, the Company issued 2,125,000 shares of common stock in connection with the acquisition of DF, at $531,250. The value of $0.25 per share was the average quoted market price during the acquisition period (See Note 14).

On September 1, 2000, the Company issued 300,000 shares of common stock, valued $0.1094 at grant date, as a signing bonus to two officers of Palm Desert, a California office of ALG. Compensation of $32,820 will be recognized into operations over the five-year term of the agreement. Compensation expense for the year ended September 30, 2000 was $547. During 2001, the Company had no revenues in the Palm Desert, California office, accordingly, no compensation expense was recorded for the year ended September 30, 2001.

On October 3, 2000, the Company issued 900,000 shares of common stock in connection with the acquisition of MiB. The value of $0.10 per share was the average quoted price at the time of the acquisition period. From the 900,000 shares of common stock, 450,000 shares were guaranteed a price of $1.00 per share (See Note 14).

On October 31, 2000, by resolution of the board of directors, the Company approved the issuance of 675,000 shares of common stock as compensation to various employees and a consultant in lieu of cash. The value of $0.125 per share was the market price on the date of the grant. Accordingly, salary expense of $76,480 and compensation expense of $7,894 were charged to operations.

On December 20, 2000, by resolution of the board of directors, the Company approved the issuance of 23,108,468 shares of common stock to a related party in exchange for loans payable in the amount of $626,070. The value of $0.0312 per share was the market price on the date of the grant. Interest expense of $94,914 was charged to operations.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



NOTE 12           STOCK OPTIONS

On October 22, 1999, the Company granted stock options to purchase shares of common stock to officers, directors and consultants of the Company. Options granted are non-qualified and are granted at a price equal to the fair market value of the common stock at the date of grant. Options granted have a term of 5 years from the date of the grant. No additional options were granted in 2001.

The Company has elected to account for stock options under SFAS No. 123. Accordingly, $781,110 was charged to operations in 2000, and $0.00 in 2001. The fair value for these options was established at the date of grant using a Black-Scholes option pricing model with the following assumptions for the year ended September 30, 2000.


              Expected dividend yield                      0%
              Risk free interest rate                      4.86%
              Expected time of exercise                    2-5 years
              Expected volatility                          413%


------------------------------------------------------------------------------------------------------------------
                                              Percent of
                               Number of     total options                                         Value of Options
                             securities       granted to                                             at grant date
                              Underlying       employees in       Exercise or   Expiration         using an option-
                               options        fiscal year         base price       date             pricing model
------------------------------------------------------------------------------------------------------------------

Directors                      2,200,000         --              $    0.03       10/22/2004         $       66,000
CEO                           18,000,000         69%                  0.03       10/22/2004                540,000
Consultants                    5,837,000         --                   0.03       10/22/2004                175,110
                              ----------                                                             -------------
                              26,037,000                                                             $     781,110
                              ==========                                                             =============



No options were exercised at September 30, 2001, or 2000. Changes during the year are presented as follows:

                                                                                                Weighted
                                                                                                 Average
              Stock Options                            Number of Options                      Exercise Price
-------------------------------------------------------------------------------------------------------------------
              Balance at beginning of period                          0                         $        0
              Granted                                        26,037,000                               0.03
              Exercised                                               0                                  0
              Forfeited                                               0                                  0
                                                             ----------                         ----------

              Balance at end of period                       26,037,000                          $    0.03
                                                             ==========                          =========

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



NOTE 12           STOCK OPTIONS - continued

The following table summarizes information about stock options outstanding at September 30, 2001:

                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                   -----------------------------------------        --------------------------------------
                                 Weighted         Weighted                                   Weighted
Range of        Number            Average          Average                 Number             Average
Exercise      Outstanding     Remaining           Exercise            Exercisable at         Exercise
  Price        at 09/30/01   Contracted Life       Price                  09/30/01             Price
----------    ------------   ---------------     ---------          ------------------       ----------

  $ 0.03        26,037,000          4             $ 0.03                26,037,000           $ 0.03


NOTE 13           WARRANTS

In a contract agreement for financial services dated July 7, 1999, the Company issued 3,750,000 warrants at an exercise price of 1/8 of the market price at the exercise date with a due date of December 31, 2006. At September 30, 2001and 2000 no additional warrants had been issued.

For financial statement disclosure purposes and for purposes of valuing warrants, the Company has elected to account for warrants under SFAS No. 123. Accordingly, $22,500 was charged to operations in 2001, and $26,250 in 2000. The fair market value for these warrants was established at the date of grant using a Black-Scholes option pricing model with the following assumptions for the year ended September 30, 2000.


              Expected dividend yield                                0%
              Risk free interest rate                                4.55%
              Expected time of exercise                              5 years
              Expected volatility                                    436%




No warrants were exercised at September 30, 2001, and 2000. Changes during the year are presented as follows:

                                                                                                 Weighted
                                                                                                  Average
              Stock Warrants                           Number of Warrants                      Exercise Price
-------------------------------------------------------------------------------------------------------------
              Balance at beginning of period                          0                        $         0
              Granted                                         3,750,000                               0.03
              Exercised                                               0                                  0
              Forfeited                                               0                                  0
                                                              ---------                         ----------

              Balance at end of period                        3,750,000                          $    0.03
                                                              =========                          =========

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



NOTE 13           WARRANTS - continued

The following table summarizes information about stock options outstanding at September 30, 2001:


                            WARRANTS OUTSTANDING                       WARRANTS EXERCISABLE
                   -----------------------------------------     -----------------------------------------
                                 Weighted         Weighted                                    Weighted
Range of        Number           Average          Average               Number                Average
Exercise      Outstanding       Remaining         Exercise           Exercisable at           Exercise
 Price        at 09/30/01     Contracted Life      Price                09/30/01               Price
 -----        -----------     ---------------      -----                --------               -----
$ 0.03         3,750,000            4             $ 0.03               3,750,000               $ 0.03


NOTE 14           ACQUISITIONS

Alternative Lending Group, Inc. (ALG)
On January 25, 2000, the Company acquired 100% of the shares of common stock of ALG, a mortgage broker. The purchase price of $400,000 was paid for with 8,000,000 shares of common stock of the Company. The common stock value was established using the average quoted market price at the time of the acquisition of $0.05 per share. The acquisition of ALG was accounted for under the purchase method in accordance with APB-16. The results of operations of the acquired company were included in the consolidated results of operations of the Company from the respective acquisition date.

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

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



NOTE 14           ACQUISITIONS - continued

Direct Financial, LLC (DF)
--------------------------
On March 23, 2000, ALG, a wholly owned subsidiary of Whitehall Enterprises, Inc. acquired 100% of DF, a mortgage banking and broker business. The purchase price of $531,250 was paid for with 2,125,000 shares of the Company's common stock. The common stock value was established using the average quoted market price at the time of the acquisition of $0.25 per share. The acquisition of ALG was accounted for under the purchase method in accordance with APB-16. The results of operations of the acquired company were included in the consolidated results of operations of the Company from the respective acquisition date.

The estimated fair market value of assets acquired and liabilities assumed is summarized as follows:

              Current assets                                 $        58,615
              Property & equipment                                    97,329
              Other assets                                             4,012
              Goodwill                                               510,977
              Current liabilities                                    (83,936)
              Obligation under capital lease                         (55,747)
                                                             ---------------
                                                             $       531,250
                                                             ===============

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

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



NOTE 14           ACQUISITIONS - continued

MiB Group, Ltd (MiB)
--------------------
On October 3, 2000, ALG, a wholly owned subsidiary of Whitehall Enterprises, Inc. acquired 100% of MiB, a telemarketing and mortgage brokerage business. The purchase price of $461,667 was paid for with 900,000 shares of the Company's common stock, of which 450,000 shares were guaranteed a price of $1.00 per share. Those shares were recorded at present value of the guaranteed price, or a present value of $450,000 in one year at a discount rate of 8%, amounting to $416,667. The common stock value was established using the average quoted market price at the time of the acquisition of $0.10 per share for 450,000 shares totaling $45,000. The acquisition of MiB was accounted for under the purchase method in accordance with APB-16. The results of operations of the acquired company were included in the consolidated results of operations of the Company from the respective acquisition date.

The estimated fair market value of assets acquired and liabilities assumed is summarized as follows:

              Current assets                                  $      4,971
              Property & equipment                                  96,685
              Goodwill                                             409,660
              Current liabilities                                  (49,649)
                                                              ------------
                                                              $    461,667
                                                              ============

The goodwill of $409,660 will be amortized over an estimated useful life of 15 years.

Unaudited pro-forma combined results of operations, assuming the acquisition had taken place at the beginning of the 1999 fiscal year, are summarized as follows:

              Net sales                                          $ 4,215,865
              Income from continuing operations
                before income taxes                              $(2,656,103)
              Income taxes                                           -
              Income from continuing operations                  $(2,656,103)
              Per diluted share                                  $   (0.0102)


NOTE 15           DISCONTINUED OPERATIONS

On June 27, 2000, the board of directors approved management's plan to sell its wholly owned subsidiary, MBM. On June 30, 2000, the Company sold the Canadian plastics manufacturing subsidiary, MBM, to a shareholder in exchange for notes receivable totaling $3,504,965 (See Note 3). Accordingly, the Company reported the results of the operations of MBM, and the gain on the disposal, as discontinued operations.

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



NOTE 15           DISCONTINUED OPERATIONS - continued

A summary of financial data of the sale is as follows:

             Financial Position
             ------------------
              Current assets                                      $     870,033
              Loan receivables                                        1,379,513
              Deferred finance cost                                     578,234
              Property, plant & equipment                               602,085
              Current liabilities                                    (1,243,961)
              Long-term debt                                         (1,432,116)
                                                                  --------------
                                                                  $     753,788
                                                                  =============

The 1999 balance sheet has not been restated. At September 30, 2000, there were no assets related to discontinued operations.
 .
MBM had net sales of $3,826,000, and net income of $2,526 through June 30, 2000. For the fiscal year ended September 30, 1999, net sales were $4,170,370, and net income was $78,003. As part of the agreement for the sale of MBM, the purchaser agreed to pay certain liabilities of the Company. The prior year statement of operations has been restated for comparison purposes.


NOTE 16           EMBEZZLEMENT AND CONTINGENCIES

During the fiscal year 2000, Whitehall officers discovered an embezzlement perpetrated by an officer of ALG and his wife, also an ALG employee. ALG had invested in a split-dollar life insurance policy on the life of this officer. Under the terms of the policy, the premiums paid by the company are recoverable upon the death of the insured on termination of the policy, and are carried on the balance sheet as an asset. In September 2000, the insured officer received the entire cash surrender value of the policy, $152,105, including the amount that the company had invested as premiums. This officer and employee were terminated in November 2000. It was subsequently discovered that certain personal expenses of the officer and the employee were charged to ALG using a company credit card. As of September 30, 2000, the amount of personal charges was determined to be $26,988, and $19,346 as of September 30, 2001. The officer died in 2001. Management believes that the total amount of personal expenses charged to the company by this officer and the employee is in excess of $200,000. In addition, management believes this officer did not disclose liabilities of ALG in excess of $150,000 that were in existence at the time of the acquisition, and subsequently authorized payment by ALG.

A complaint was filed with the Superior Court of the State of Arizona, County of Maricopa, against the employee and the estate of the officer. On July 9, 2001, the Company received $93,231 as part of the legal proceedings, which are not finalized as of the date of this report.

                                       28
                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



NOTE 16           EMBEZZLEMENT AND CONTINGENCIES - continued

It is the opinion of management that the full amount of the embezzlement referred to above will be recovered, plus any additional expenses resulting from these losses.

On December 5, 2001, the Company initiated arbitration proceedings with the American Arbitration Association pursuant to the remedies available in the license agreement providing the exclusive rights to market the medical software (See Note 8). No case numbers have been assigned as of the date of this report, and the arbitration is pending. The outcome is unknown, however, in the opinion of management, the outcome will have no adverse effect on the financial statements.

NOTE 17           SEGMENT INFORMATION

The Company is a holding company that operates four segments, each of which is a strategic business that is managed separately. The segments and the descriptions of the businesses are as follows: a) mortgage and banking services; b) telemarketing; c) medical software; and d) hair growth and hair loss prevention technology. The medical software and hair growth and hair loss prevention businesses are considered to be in the development stage, therefore no segment information is presented.

For the year 2001 the mortgage and banking services has 6 geographic reportable segments: Arizona, Indianapolis, Illinois, Michigan, California and Florida. Each segment originates and closes mortgage loans including HUD/FHA insured loans. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income form operations. All intercompany transactions between segments have been eliminated. The Company's selling, general and administrative expenses are charged to each segment based on percentages of gross sales.

The telemarketing segment was acquired through the purchase of MIB during 2001.

Segment results are as follows:

                                                       2001                               2000
                                     Mortgage and             Mortgage and
                                    Banking Services          Telemarketing         Banking Services
                                    ----------------          -------------         ----------------
Revenue                              $10,337,739             $   360,451              $ 3,583,474
Segment income (loss)                $   298,138             $  (260,611)             $  (488,347)
Total assets                         $ 3,934,197             $    41,667              $ 4,211,135
Capital expenditures                 $   873,423             $         0              $   939,018
Depreciation and amortization        $   171,176             $         0              $    44,399

                  WHITEHALL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



NOTE 18    SUBSEQUENT EVENT

On October 31, 2001, the principal officers of ALG advised the board of directors of their resignation, effective immediately. On November 1, 2001, by resolution of the shareholders of ALG, the resignations were accepted and new officers were appointed.

Under the terms of a contract entered into October 3, 2000 for the acquisition of MiB, the Company guaranteed 450,000 shares of common stock a price of $1.00 per share for a period of one year. On October 3, 2001, common stock shares had a market value of $0.01. On November 21, 2001, the Company, according to the guaranteed price, issued a convertible debenture for $225,000 with an interest rate of 5% per annum, due on December 1, 2002 for 225,000 shares. This debenture is convertible into shares of common stock of the Company valued at 95% of the average trading price for five days on or before December 1, 2002. For the remaining 225,000 shares guaranteed at $1.00, the Company will issue an additional 22,275,000 shares according to the contract (See Note 14).

Legal Matters
-------------
On November 21, 2001, the Company was served with a lawsuit from a former president of IMT for damages, unpaid wages and unreimbursed expenses. The outcome is unknown, however, in the opinion of management, the outcome will have no adverse effect on the financial statements.