Form 10QSB
period 2001-12-31
WHITEHALL ENTERPRISES INC
filed 2002-02-20
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   December 31, 2001
                                        ---------------------

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

    ________________________________________________________________________
                    (Former name, former address and former
                   fiscal year, if changed since last report)

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

 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 162,791,415 shares as of December 31, 2001.

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.


                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets - December 31, 2001 and September 30, 2001

                  Consolidated Statements of Operations -- Three Months Ended December 31, 2001 and 2000

                  Statements of Cash Flows -- Three Months Ended December 31, 2001 and 2000

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

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Financial Statements, Pro Forma Financial Information and Exhibits

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                     Consolidated Balance Sheet - Unaudited
                    December 31, 2001 and September 30, 2001


                                     ASSETS

                                                                        Unaudited
                                                                    December 31, 2001      September 30, 2001
                                                                    -----------------      ------------------
 Current Assets
      Cash                                                            $    14,837              $   265,964
      Accounts receivable                                                 335,361                  454,216
      Loan inventory                                                      235,972                1,326,782
      Prepaid Expenses                                                    112,260                  110,576
                                                                      -----------              -----------
Total Current Assets                                                      698,430                2,157,538
                                                                      -----------              -----------

Loans Receivable                                                        1,222,786                1,222,786
                                                                      -----------              -----------

Property and Equipment                                                    828,918                  812,695
Less Accumulated Depreciation                                            (252,213)                (233,734)
                                                                      -----------              -----------
      Property and Equipment - Net                                        576,705                  578,961
                                                                      -----------              -----------

Other Assets
      Goodwill and other intangible assets - net                        3,335,905                3,346,459
      Amounts due from related parties                                    105,208                  105,208
      Deposits                                                              1,166                       --
                                                                      -----------              -----------

TOTAL ASSETS                                                          $ 5,940,200              $ 7,410,952
                                                                      ===========              ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
      Capital lease obligations - current portion                     $    73,554              $    73,554
      Current portion of long term debt                                   201,461                  201,361
      Notes payable - bank                                                235,972                1,302,615
      Interest payable                                                      9,561                    4,774
      Convertible debentures                                              175,000                  175,000
      Income taxes payable                                                     --                       --
      Accounts payable                                                    694,650                1,139,558
                                                                      -----------              -----------

Total Current Liabilities                                               1,390,198                2,896,862
                                                                      -----------              -----------

Convertible debentures                                                  2,150,000                2,150,000
Capital leases - non current portion                                      100,462                  153,346
                                                                      -----------              -----------

Total Liabilities                                                       3,640,660                5,200,208
                                                                      -----------              -----------


Shareholders' Equity
      Preferred stock, $.001  par value,
        4 million shares authorized, issued
        and outstanding                                                     4,000                    4,000
      Common Stock, $.0001 par value,
        200,000,000 shares authorized, 162,791,413
        shares issued and outstanding                                      17,090                   17,090
      Additional Paid In Capital                                        4,141,560                4,141,560
      Retained earnings                                                (1,863,110)              (1,951,906)
                                                                      -----------              -----------

Total Stockholders' Equity                                              2,299,540                2,210,744
                                                                      -----------              -----------

TOTAL LIABILITIES AND
      STOCKHOLDER'S EQUITY                                            $ 5,940,200              $ 7,410,952
                                                                      ===========              ===========



                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Operations - Unaudited
                For the Quarters Ended December 31, 2001 and 2000

                                               December 31, 2001        December 31, 2000
                                               -----------------        -----------------
 Revenues from Operations
      Sales                                      $   3,334,176             $   2,220,796
      Consulting Fees                                       --                        --
                                                 -------------             -------------
Total Operating Revenues                             3,334,176                 2,220,796
                                                 -------------             -------------

Operating Expenses

      Sales, General and Administration              3,195,573                 2,154,838
      Depreciation                                      18,479                    14,912
                                                 -------------             -------------

Total Operating Expenses                             3,214,052                 2,169,750
                                                 -------------             -------------

Income (loss) from operations                          120,124                    51,046
                                                 -------------             -------------

Other Expenses
      Sundry Income                                         --                    28,722
      Interest expense                                  31,328                  (104,949)
                                                 -------------             -------------

Net Loss                                         $      88,796             $     (25,181)
                                                 =============             =============

Net Loss Per Common Share                               0.0005                   (0.0038)
                                                 =============             =============

Number of Shares Used in Computation               162,791,413               138,107,945
                                                 =============             =============



                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Cash Flows - Unaudited
                For the Quarters Ended December 31, 2001 and 2000


                                                                                December 31, 2001     December 31, 2000
                                                                                ------------------    -----------------
Cash flows form operating activities:

Net Loss                                                                           $    88,796           $   (25,181)

Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                      18,479                14,912
      Deferred gain on sale and leaseback transaction                                   10,555               263,259
Change  in assets and liabilities
       Decrease in accounts receivable                                                 118,855                50,658
       Decrease  in loan inventory                                                   1,090,810             1,540,259
      (Decrease) in notes receivable                                                        --                28,105
      (Increase) in prepaid expenses and other assets                                   (2,851)              (91,885)
      Increase (decrease) in accounts payable and accrued expenses                    (444,908)              115,751
      Increase in interest payable                                                       4,787                    --
      Increase (decrease) in income tax accounts                                            --                    --
                                                                                   -----------           -----------

      Total adjustments                                                                795,727             1,921,059
                                                                                   -----------           -----------

      Net cash provided (used) by operating activities                                 884,523             1,895,878
                                                                                   -----------           -----------

Cash flows from investing activities
      Acquisition of property and equipment                                            (16,223)             (108,082)
      Acquisition of intangible assets                                                      --              (401,467)
                                                                                   -----------           -----------

      Net cash provided (used) by investing activities                                 (16,223)             (509,549)
                                                                                   -----------           -----------

Cash flows from financing activities:
      Net borrowings                                                                (1,066,643)           (1,535,096)
      Principal payments for capital lease obligations                                 (52,784)              (21,710)
      Retirement of long term debt                                                          --               (52,889)
      Proceeds from paid in capital                                                         --               435,777
                                                                                   -----------           -----------

      Net cash provided (used) by financing activities                              (1,119,427)           (1,173,918)
                                                                                   -----------           -----------

Net increase (decrease) in cash and cash equivalents                                  (251,127)              212,411

Cash and cash equivalents - beginning of year                                          265,964                57,380
                                                                                   -----------           -----------

Cash and cash equivalents - end of period                                          $    14,837           $   269,791
                                                                                   ===========           ===========



                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (UNAUDITED)
                                December 31, 2001


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

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month periods ended December 31, 2001 and 2000 are not necessarily indicative of operating results to be expected for a full year.

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

Notes receivable consists of notes related to the sale of MBM. An allowance has been established based on management's estimate of future collections.

Loan Inventory
--------------

Loan inventory consists of mortgages originated or purchased which are held for sale. Loan inventory consists primarily of sub-prime mortgages. Inventory is recorded at the lower of cost or market value. Market value is determined using quoted market prices. Gains and losses on the sale of loan inventory are determined using the specific identification method. The mortgage notes are assigned as collateral for the Company's line of credit.

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

Goodwill and Other Intangible Assets
------------------------------------

Goodwill was established as a result of certain acquisitions. Other intangible assets include patents and licenses.

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

No reduction for impairment of long-lived assets was necessary for the quarter ended December 31, 2001. At September 30, 2001, the Company recognized an asset impairment loss of $655,307.

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

Advertising
-----------

The Company expenses the cost of advertising as incurred or when the advertising initially takes place. No advertising costs were capitalized at December 31, 2001 or September 30, 2001.

Advertising expense was $358,595 for the quarter ended December 31, 2001.

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

Loan inventories in ALG are fully collateralized mortgages pending sale to investors. The Company uses a warehouse line of credit facility from a national banking institution (See Note 10). Management believes the credit risk associated with these loans, with specific borrowers and geographic concentration, is not significant.

Net Income (Loss) per Share
---------------------------

Basic net income (loss) per share for each year is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted income (loss) per share includes the effects of common stock equivalents to the extent they are dilutive. Additionally, approximately 806,000 weighted average shares, issuable pursuant to the convertible debenture obligation, have been excluded from the earnings per share at December 31, 2001 since such shares are anti-dilutive.

Basic weighted and dilutive average number of shares outstanding is as follows:

                                                                       2001
                                                                   -----------
       Basic weighted average number
        of shares outstanding                                      157,167,909
       Effect of dilutive securities
       Stock options                                                         0
       Warrants                                                      3,281,250

       Convertible preferred stock                                 108,000,000
                                                                   -----------

       Dilutive weighted average shares outstanding                268,449,159
                                                                   ===========


(2) EQUITY TRANSACTIONS
    -------------------

Preferred Stock
---------------

There are 4,000 authorized shares of Series I convertible preferred stock at $.001 par value per share. At September 30, 2001 and 2000 there were 4,000,000 shares of Series I convertible preferred stock issued and outstanding, which were held by the prior parent of MBM. There is a five (5) year restriction on the conversion of preferred shares to common shares pursuant to the Agreement. In October 1999, the Company by a resolution of the board of directors, decreased the conversion rate of the preferred stock from 100 shares to 27 shares of common stock for each share of preferred stock.

On July 30, 1999, the prior parent of MBM issued to an officer of the company an irrevocable option to purchase 4,000.000 preferred shares at an exercise price of $0.0388.

Common Stock
------------

There are 200,000,000 authorized shares of common stock, at $.0001 per value per share. The total shares issued and outstanding in 2001 and 2000 was 162,791,413 and 138,107,945, respectively.

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

On October 3, 2000, the Company issued 900,000 shares of common stock in connection with the acquisition of MIB. The value of $0.10 per share was the average quoted price at the time of the acquisition period. From the 900,000 shares of common stock, 450,000 shares were guaranteed a price of $1.00 per share.

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

(4) LEGAL MATTERS:
    -------------

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

On December 22, 2000, the Company filed in Superior Court of the state of Arizona, County of Maricopa, a complaint styled Whitehall Enterprises, Inc., a Delaware corporation; and Alternative Lending Group, Inc., an Illinois corporation, Plaintiffs, v. R. Jeffrey Mertz and Kelly Mertz, husband and wife, Defendants, Case Number CV2000022536. The complaint charges the Defendants with Breach of Contract, Conversion, Breach of Fiduciary Duty, Fraudulent Conveyance and Unjust Enrichment.

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

Although the Superior Court of the State of Arizona, County of Maricopa, has upheld and affirmed ALG's valid and enforceable lis pendens acquired against real property (the home located in Paradise Valley) purchased with funds misappropriated by Mertz from ALG, the Company is not opposed to settlement as suggested by opposing counsel. However, the Company will not agree to do so unless the Company recovers all monies lost as a consequence of Mertz' actions and will proceed to trial if necessary.

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

On November 21, 2001, Barbara Guerard ("Guerard"), a former employee of Interactive Medical Technologies, Inc. ("IMT"), a Company subsidiary, filed in Miami-Dade County, Florida, Circuit Court a complaint styled Barbara Guerard v. Whitehall Enterprises, Inc., Case No. 01-27941 CA 3 (the "Complaint"). Guerard alleges in the Complaint that the Company owes her substantial unpaid wages. She alleges, too, that the Company violated the Florida Whistleblower Act (the "Act") when in constructively discharged her for objecting to the Company's handling of its contractual dispute with the licensor of IMT's DocPal medical software.

There is no merit whatsoever to the Complaint. The Company did not employ Guerard, it owes to Guerard no back pay and did not discharge Guerard, constructively or otherwise. Moreover, the decision to which Guerard objected involved no violation of any law, rule or regulation.

The Company answered the Complaint and on February 15, 2002, moved for summary judgment. There, the Company makes clear as a matter of law that it is not liable for unpaid wages or under the act. Its motion for summary judgment will be heard in due course.

(5) NOTES RECEIVABLE:
    -----------------
The notes receivable are from one company and in conjunction with the sale of MBM. The notes are secured by real estate. Detail of notes receivable are as follows:

         Note receivable with an interest rate of 8%; due on September 1, 2002;
         subject to the approval of the medical Software Business Plan of
         Windmill Scientific Corp. The Company entered into renegotiation with the holder of the notes receivable and extended the due date.
                                                                                                   $   999,633

         Note  receivable  with  an  interest  rate  of  8%;  receivable  in 24  monthly
         installments, including  accrued interest beginning June 30, 2002.                            500,000

         Note  receivable  with  an  interest  rate  of  8%;  receivable  in 15  monthly installments  of $43,333.33;  due September 1, 2002.  The Company  entered into renegotiation  with the holder of the notes  receivable  and  extended  the due
         date.                                                                                         326,153

         Promissory note assigned by the purchaser
                                                                                                     1,397,000
                                                                                                   -----------
                                                                                                     3,222,786
         Less allowance for doubtful accounts:                                                      (2,000,000)
                                                                                                   -----------
                                                                                                   $ 1,222,786
                                                                                                   ===========


(6) GOODWILL AND OTHER INTANGIBLE ASSETS
    ------------------------------------

Goodwill and other intangible assets at December 31, 2001 consisted of the following:

                                                                                                       2001
                                                                                                   -----------
           Goodwill                                                                                $ 1,097,281
           Patents and licenses                                                                      2,315,922

           Other intangible assets                                                                      34,295
                                                                                                   -----------


                                                                                                     3,447,498
           Less: accumulated amortization                                                             (101,039)
                                                                                                   -----------
                                                                                                   $ 3,346,459
                                                                                                   ===========

(7) PROPERTY AND EQUIPMENT:
    -----------------------
Property and equipment at December 31, 2001 and September 30, 2001 consisted of the following:

                                                  December 31     September 30
                                                     2001              2001
                                                  ----------       -----------

           Furniture and fixtures                    255,332          $239,109
           Machinery and equipment                   540,736           540,736
           Leasehold improvement                      32,850            32,850
                                                  ----------       -----------

                                                     828,918           812,695
           Less: accumulated depreciation           (252,213)         (233,734)
                                                  ----------       -----------
           Total                                  $  576,705       $   578,961
                                                  ==========       ===========

Depreciation expense for the three-month periods ended December 31, 2001 and 2000, was $18,479 and $14,912, respectively.

(8) LEASE COMMITMENTS:
    ------------------

Capital Leases
--------------

The Company's property under capital leases is included in property and equipment and is summarized as follows:

         Furniture and fixtures                                $   128,959
         Machinery and equipment                                   123,988
                                                               -----------
                                                                   252,947
         Less accumulated depreciation:                            (20,791)
                                                               -----------

         Net assets under capital leases                        $  232,156
                                                                ==========

The Company leases office space, vehicles, and office furniture and equipment under non-cancelable operating leases, which have initial terms in excess of one year.

At December 31, 2001, future minimum annual lease payments under capital leases and other operating leases having non-cancelable lease terms in excess of one year are as follows:

                                                Operating            Capital
                                                 Leases               Leases
                                              ------------        -------------

         2002                                 $  338,510          $     73,554
         2003                                    327,260                77,570
         2004                                    266,420                40,809
         2005                                    142,407                20,108
         2006 and thereafter                     190,464                15,045
                                               ---------          ------------
                                              $1,265,061          $    227,086
                                              ==========          ============

(9) INCOME TAXES:
    ------------

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

(10) LINES OF CREDIT:
     ---------------

ALG has a warehouse line of credit from one financial institution totaling $4,000,000. The interest rate for the line of credit is prime plus 2%. As of December 31, 2001, ALG owes $235,972 against the line. The line of credit is collateralized by assignment of mortgage notes and deeds of trust of the respective loans.

(11) LONG TERM NOTES PAYABLE:
     ------------------------

Long-term debt consisted of the following:

                                                                                  December 31             September 30
                                                                                      2001                   2000

         Convertible debenture with an interest rate of 5% per annum; due on
         February 28, 2002, principal and interest accrued; convertible at the option of the maker or payee on or before February 28, 2002 into shares of common stock at an exercise price of $1. Subsequent to its maturity date, the Company has the right to issue its common stock in full payment (principal and accrued interest after February 28, 2002) at a conversion price equal to the average closing bid price per share for
         the five trading days prior to the notice of conversion.                $ 2,150,000                 $  2,150,000

         Note payable with an interest rate of 8% per annum, payable in 15 installments of $33,333.33; due on October 15, 2001. During the year ended September 30, 2001, the licensor refused to accept payments under
         the terms of the note and canceled the licensing agreement.                 201,461                      201,461


         Convertible debenture with an interest rate of 10% per annum; principal and interest due on May 17, 2002; convertible into shares of common stock at an exercise price of $0.05 on or before May 17, 2002. The note contains an option allowing the payee, ninety days after May 17, 2002, to request payment in full plus 100,000 shares of common stock. The
         Company recorded the excess of the aggregate fair value of the instrument with beneficial conversion features at $3,000 amortized over a period of 3 months. On October 10, 2001, prior to issuance, but subsequent to year-end, the payee exercised his option and requested
         payment in full and 100,000 shares of the Company.                           50,000                       50,000

         Convertible debenture with an interest rate of 10% per annum; principal and interest due on June 8, 2002; convertible on or before June 8, 2002 into shares of common stock of Interactive Medical Technologies (IMT)
         (a wholly-owned subsidiary of Whitehall) at an exercise
         price of two tenths of 1% of equity in IMT.                                  25,000                       25,000


         Convertible debenture with an interest rate of 15% per annum; principal and interest due on January 26, 2002; convertible on or before January
         26, 2002 into shares of common stock of Interactive Medical
         Technologies (IMT) (a wholly-owned subsidiary of Whitehall) at an exercise price of three fifths of 1% of equity in IMT. The note contains an option allowing the payee to convert the note into shares of common stock of the Company valued at 60% of the average trading price for five days on or before October 26, 2001. The Company recorded the excess of the aggregate fair value of the instrument with beneficial conversion features at $44,048 amortized over a period of 3 months. As of the date of the audit report, the option to convert into
         shares of common stock of the Company was not exercised.                   $ 75,000                     $ 75,000



         Convertible promissory note with an interest rate of 12% per annum;
         principal and interest due on March 1, 2002; convertible on or before
         December 31, 2001 into shares of common stock of Interactive Medical
         Technologies (IMT) (a wholly-owned subsidiary of Whitehall) at an exercise price of one fifth of 1% of equity in IMT. The note contains an option allowing the payee to convert the note into shares of common stock of the Company valued at 80% of the average trading price for five days on or before March 1, 2002. The Company recorded the excess of the aggregate fair value of the instrument with beneficial conversion features at $12,500 amortized over a period of 6 months. As of the date of the audit report, the option to convert into shares of
         IMT was not
         exercised.                                                                   50,000                       50,000

         Beneficial conversion feature on notes payable                              (25,100)                     (25,100)
                                                                                   ---------                     ---------
                                                                                   2,526,361                    2,526,361
         Less current portion:                                                      (376,361)                    (376,361)
                                                                                  ----------                   ----------

                                                                                  $2,150,000                  $ 2,150,000
                                                                                  ==========                  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------------------------------

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

Revenues from sales for the quarter ended December 31, 2001 were $3,334,176 compared to $2,220,796 for the prior period. This represents an increase in revenues of 150% from the quarter ended December 31, 2000.

General and administrative expenses were $3,195,573 or 96% of sales for the quarter ended December 31, 2001. General and administrative expenses for the quarter ended December 31, 2000 amounted to $2,154,838 or 97% of revenues for that period.

Management is currently placing emphasis in attaining greater profitability through cost cutting measures in expenses and overhead required to support the operations of the financial segment, as well as the administrative expenses relative to the holding company.

Interest expense incurred of $24,167 in ALG was paid in warehouse lines of credit used to close loans originated. Total interest expense for the quarter ended December 31, 2001 amounted to $31,328, compared to $104,949 for the comparable period last, as referred to above.

The Company's consolidated net income for the quarter ended December 31, 2001 amounted to $88,796 compared to a net loss of $(25,181)for the quarter ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 2001, the Company had operating cash on hand of $14,837 as compared to cash on hand at December 31, 2000 of $265,964. At December 31, 2001, the Company had a negative working capital ratio of current assets to current liabilities of approximately .502, which decrease from a comparable ratio of
 .745 at September 30, 2001.

The long-term portion of debt at December 31, 2001 and September 30, 2001 consisted of installments due on capital lease and loan obligations, and convertible debentures of $2,150,000 issued for the purchase of DocPal Medical Review software license. The convertible debenture referred to above is subject to conversion at $1 per share until February 28, 2002, the maturity date. Afterwards, the conversion rate becomes the average closing bid price per share for the five trading days prior to the notice of conversion.

Cash flows provided by operating activities for the quarter ended December 31, 2001 were approximately $795,727, compared to $1,921,059 for the quarter ended December 31, 2000. The cash provided by operations was used to pay for the expenses of the Company, purchase some furniture and equipment for a branch office in Scottsdale, Arizona and service debt.

Cash flows used in investing activities for the quarter ended December 31, 2001 were approximately $16,223 compared to $509,549 for the quarter ended December 31, 2000. The funds were used to purchase property and equipment used in existing and new office expansion and to acquire the MiB common stock.

 Cash flows used in financing activities for the quarter ended December 31, 2001 consisted of principal payments on long term debt and capital lease obligations, and a reduction in the warehouse line of credit facility related to a corresponding reduction in loan inventory.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------
 None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
 None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
 None

ITEM 5.  OTHER INFORMATION
         -----------------
None

ITEM 6.  FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS
         ------------------------------------------------------------------
None

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer and as the chief financial officer of the Registrant.

 WHITEHALL ENTERPRISES, INC.
 FORMERLY KNOWN AS
 TOTAL WORLD TELECOMMUNICATIONS, INC.

  (Registrant)



Date:  February 19, 2002                  By:/s/ Luis Alvarez
                                             --------------------------------
                                                 Luis Alvarez, President