Form 10QSB
period 2002-03-31
WHITEHALL ENTERPRISES INC
filed 2002-05-21
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   March 31, 2002
                                ------------------

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

                                 (904) 409-0200
                           (Issuer's telephone number)


               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 162,791,415 shares as of March 31, 2002.

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets - March 31, 2002 and September 30, 2001

                  Consolidated Statements of Operations -- Three Months and Six Months Ended March 31, 2002 and 2001

                  Statements of Cash Flows -- Six Months Ended March 31, 2002 and 2001

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

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6. Financial Statements, Pro Forma Financial Information and Exhibits

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                     Consolidated Balance Sheet - Unaudited
                      March 31, 2002 and September 30, 2001


                                     ASSETS
                                                             UNAUDITED
                                                           MARCH 31, 2002         SEPTEMBER 30, 2001
                                                           --------------         ------------------
 Current Assets
       Cash                                                 $    73,721               $   265,964
       Accounts receivable                                      344,453                   454,216
       Loan inventory                                                --                 1,326,782
       Prepaid Expenses                                         106,740                   110,576
                                                            -----------               -----------
 Total Current Assets                                           524,914                 2,157,538
                                                            -----------               -----------

 Loans Receivable                                             1,222,786                 1,222,786
                                                            -----------               -----------

 Property and Equipment                                         820,848                   812,695
 Less Accumulated Depreciation                                 (208,814)                 (233,734)
                                                            -----------               -----------
       Property and Equipment - Net                             612,034                   578,961
                                                            -----------               -----------

 Other Assets
       Goodwill and other intangible assets - net             3,302,200                 3,346,459
       Amounts due from related parties                         105,208                   105,208
       Deposits                                                   1,166                        --
                                                            -----------               -----------

 TOTAL ASSETS                                               $ 5,768,308               $ 7,410,952
                                                            ===========               ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities

 Current Liabilities
       Capital lease obligations - current portion          $    73,554               $    73,554
       Current portion of long term debt                        201,461                   201,361
       Notes payable - bank                                          --                 1,302,615
       Interest payable                                          14,336                     4,774
       Convertible debentures                                   155,000                   175,000
       Income taxes payable                                          --                        --
       Accounts payable                                         703,794                 1,139,558
                                                            -----------               -----------

 Total Current Liabilities                                    1,148,145                 2,896,862
                                                            -----------               -----------

 Convertible debentures                                       2,150,000                 2,150,000
 Capital leases - non current portion                            78,330                   153,346
                                                            -----------               -----------

 Total Liabilities                                            3,376,475                 5,200,208
                                                            -----------               -----------


 Shareholders' Equity
       Preferred stock, $.001  par value,
         4 million shares authorized, issued
         and outstanding                                          4,000                     4,000
       Common Stock, $.0001 par value,
         200,000,000 shares authorized, 162,791,413
         shares issued and outstanding                           17,090                    17,090
       Additional Paid In Capital                             4,141,560                 4,141,560
       Accumulated deficit                                   (1,770,817)               (1,951,906)
                                                            -----------               -----------

 Total Stockholders' Equity                                   2,391,833                 2,210,744
                                                            -----------               -----------

 TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                 $ 5,768,308               $ 7,410,952
                                                            ===========               ===========


                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Operations - Unaudited
           For the Three and Six Months Ended March 31, 2002 and 2001

                                                                      FOR THE PERIOD ENDED MARCH 31,
                                                           SECOND QUARTER                         SIX MONTHS ENDED
                                                      2002                2001                2002                 2001
                                                 -------------       -------------        -------------       -------------
Revenues from Operations
      Sales                                      $   2,929,210       $   2,041,739        $   6,263,386       $   4,262,535
      Consulting Fees                                       --                  --                   --                  --
                                                 -------------       -------------        -------------       -------------
Total Operating Revenues                             2,929,210           2,041,739            6,263,386           4,262,535
                                                 -------------       -------------        -------------       -------------

Operating Expenses
      Sales, General and Administration              2,807,318           2,078,328            6,002,891           4,233,166
      Depreciation                                      48,699              14,912               67,178              29,824
                                                 -------------       -------------        -------------       -------------

Total Operating Expenses                             2,856,017           2,093,240            6,070,069           4,262,990
                                                 -------------       -------------        -------------       -------------

Income (loss) from operations                           73,193             (51,501)             193,317                (455)
                                                 -------------       -------------        -------------       -------------
Other Income (Expenses)
      Sundry Income                                         --             108,227                   --             136,949
      Interest expense                                  10,974            (126,264)              42,302            (231,213)
                                                 -------------       -------------        -------------       -------------

Net Income (Loss)                                $      62,219       $     (69,538)       $     151,015       $     (94,719)
                                                 =============       =============        =============       =============


Net Income (Loss) Per Common Share                      0.0004             (0.0038)              0.0009             (0.0038)
                                                 =============       =============        =============       =============

Number of Shares Used in Computation               162,791,413         138,107,945          162,791,413         138,107,945
                                                 =============       =============        =============       =============


                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Cash Flows - Unaudited
                For the Six Months Ended March 31, 2002 and 2001

                                                                               MARCH 31, 2002       MARCH 31, 2001
                                                                               --------------       --------------
Cash flows form operating activities:

Net Income (Loss)                                                                $   151,015         $   (94,719)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
      Depreciation                                                                    47,179              29,824
      Amortization of intangible assets                                               19,999                  --
Change in assets and liabilities
       (Increase) Decrease in accounts receivable                                    109,763             (69,951)
       Decrease  in loan inventory                                                 1,326,782           3,103,337
      (Decrease) in loans receivable                                                      --              (9,257)
      Decrease in prepaid expenses and other assets                                    2,670           1,211,745
      Increase (decrease) in accounts payable and accrued expenses                  (435,764)            229,545
      Increase in interest payable                                                     9,562                  --
      (Decrease) in income tax accounts                                                   --            (626,070)
                                                                                 -----------         -----------

      Total adjustments                                                            1,080,191           3,869,173
                                                                                 -----------         -----------

      Net cash provided (used) by operating activities                             1,231,206           3,774,454
                                                                                 -----------         -----------

Cash flows from investing activities
      Acquisition of property and equipment                                          (55,992)           (463,223)
      Acquisition of intangible assets                                                    --            (401,467)
                                                                                 -----------         -----------

      Net cash provided (used) by investing activities                               (55,992)           (864,690)
                                                                                 -----------         -----------

Cash flows from financing activities:
      Net borrowings                                                              (1,272,441)         (3,086,917)
      Principal payments for capital lease obligations                               (75,016)            (88,808)
      Retirement of long term debt                                                   (20,000)                 --
      Proceeds from paid in capital                                                       --             435,777
                                                                                 -----------         -----------

      Net cash provided (used) by financing activities                            (1,367,457)         (2,739,948)
                                                                                 -----------         -----------

Net increase (decrease) in cash and cash equivalents                                (192,243)            169,816

Cash and cash equivalents - beginning of year                                        265,964              57,380
                                                                                 -----------         -----------

Cash and cash equivalents - end of period                                        $    73,721         $   227,196
                                                                                 ===========         ===========

                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (UNAUDITED)
                                 March 31, 2002

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

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of operating results to be expected for a full year.

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

Chapter XI Bankruptcy
---------------------
On December 24, 1997, the Company filed for protection under Chapter XI of the Federal Bankruptcy laws. Chapter XI encompasses the submission, by the court appointed trustee, to the Court of a plan or reorganization. On August 28, 1998, the Court approved the plan of reorganization.

Pursuant to this plan, all preferred and common stock shares previously issued were canceled. In place of these canceled shares, 124,927,647 shares of common stock, par value $.0001 were issued and the Court also approved the debtor's purchase of stock of Mega Blow Moulding, Limited.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

No reduction for impairment of long-lived assets was necessary for the quarter ended March 31, 2002. At September 30, 2001, the Company recognized an asset impairment loss of $655,307.

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

Advertising
-----------
The Company expenses the cost of advertising as incurred or when the advertising initially takes place. No advertising costs were capitalized at March 31, 2002 or September 30, 2001.

Advertising expense was $325,428 for the quarter ended March 31, 2002 and $684,023 for the six months ended March 31, 2002.

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

Loan inventories in ALG are fully collateralized mortgages pending sale to investors. The Company uses a warehouse line of credit facility from a national banking institution (See Note 10). Management believes the credit risk associated with these loans, with specific borrowers and geographic concentration, is not significant. At March 31, 2002, there were no mortgages pending sales to investors and no advances due under the warehouse line.

Net Income (Loss) per Share
---------------------------
Basic net income (loss) per share for each year is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted income (loss) per share includes the effects of common stock equivalents to the extent they are dilutive. Additionally, approximately 806,000 weighted average shares, issuable pursuant to the convertible debenture obligation, have been excluded from the earnings per share at March 31, 2002 since such shares are anti-dilutive.

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

On July 30, 1999, the prior parent of MBM issued to an officer of the Company an irrevocable option to purchase 4,000,000 preferred shares at an exercise price of $0.0388. On July 2001, the options were exercised and the officer purchased the preferred shares.

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

Management felt compelled to disclose the Company's dealings with these parties at that time in the unlikely event that either the Company or the CEO would be served with a frivolous lawsuit. The Company CEO and the Company attorneys met with these parties' attorneys to discuss the nature of their complaints. Neither the Company nor Mr. Alvarez was ever served, either personally or through any of the attorneys, as Mr. Alvarez suggested they could do. The Company's disclosure, therefore, was done in an abundance of caution. The Company was prepared to be served by such parties and possesses numerous articles of evidence defending the Company and CEO against their accusations. Management believed that these parties were merely attempting to apply pressure, by filing frivolous complaints and motions, in order to receive a specified amount of common shares, but without having to expose themselves to any sort of testimony. Thus, the following has been their course of action:

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

On October 25, 2000, the Company moved to vacate the Order on the basis that each of the matters ordered by the Court had been previously satisfied and fulfilled by the Company. Based on these circumstances, the Company believed that it was in a position to demonstrate essential compliance with the Court's Order and, consequently, there should be no impact on the Company's operations since it has satisfied previously the specific terms of the Order.

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

While, both of the filings referred to above were frivolous in nature and have been resolved, the Company is legally bound to disclose them. Management believes that the disclosure itself was what the parties were trying to use as leverage against the Company and the CEO. However, the Company and the CEO vigorously defended themselves and the parties were not successful.

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

In or about June 2000, Mertz arranged to purchase a home in Paradise Valley for approximately $1.5 million. Mertz purchased the home for his personal use. The purchase of the home conferred no benefit on ALG. Mertz made arrangements to borrow the bulk of the purchase price from ALG and other third parties. Mertz represented on his application and attached financial statements that he was the owner of both ALG and the 8 million Whitehall shares that Whitehall had used to purchase ALG. Mertz also represented that certain corporate accounts of ALG, and that certain vehicles leased through ALG, were his personal assets. Mertz made additional false disclosures to his lenders in order to secure financing. Specifically, Mertz falsely represented that he had received income from MiB, which at the time was in acquisition negotiations with Whitehall. Mertz also falsely reported income from another company. Mertz did not have sufficient personal assets to meet his down payment obligations. Consequently, he arranged for ALG funds to be wired from ALG accounts in order to meet his down payment obligations. Mertz falsely represented the true purchase price of the home. Although he indicated in his loan documents that the sale price was approximately $1.5 million, Mertz made arrangements for approximately $200,000 to be returned to him after the loans closed. With assistance from fellow ALG employee, Jonathan Reece, Mertz packaged the loan transaction through ALG in order to hide his illegal activity. However, Mertz did not disclose to his lenders that he was employed by ALG. Instead, he falsely represented that he was employed by Whitehall and that he was a customer of ALG. Although Mr. Reece was not an ALG loan officer, he represented himself as one at Mertz's direction in order to mislead the lending banks. By implicating ALG in the transaction, Mertz subjected the Company to potential recourse by the lender banks. Mertz's various misrepresentations violated state and federal criminal banking laws, and constituted a fraud on all of the participants in the transaction, including ALG.

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

Mertz's various unauthorized uses of ALG funds, and his mismanagement of ALG, constitute acts in breach of his Employment Agreement with ALG. Without authority from ALG or Whitehall, Mertz unlawfully converted funds belonging to ALG for his personal use. Mertz's various unauthorized uses of ALG funds, and his mismanagement of ALG, constitute acts in breach of his fiduciary duty to ALG and to Whitehall, as the sole shareholder of ALG. Defendants have made transfers of funds with the intent to hinder, delay, or defraud ALG and Whitehall in violation of A.R.S. ss. 44-1001 et. seq. Mertz has illegally and without authorization obtained ALG funds with the intent to defraud Plaintiffs. Mertz also transferred funds to other personal accounts and/or used a portion of the ALG funds to secure legal representation for Defendants, for Jonathan Reece, and for Mindi Osborn, the bookkeeper for ALG who was also terminated.

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

ALG is the rightful owner of, and was entitled to possess, the aforementioned office computer, credit cards, a 2001 Porsche leased without authorization, and a 1999 GMC Yukon. ALG demanded the return of said property and Mertz refused.

Therefore, incorporating the allegations set forth herein, the Plaintiffs requested the Court to grant relief in favor of Plaintiffs and against Defendants as follows:

A Writ of Replevin directing the Sheriff to recover possession of ALG's credit cards, its office computer, and the two leased automobiles, and to return same to ALG;

A Writ of Attachment against Defendants' bank accounts to prevent them from removing the assets of ALG from the jurisdiction;

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

At the present time, no discovery has been conducted in the case. The Company has amended the complaint to include other charges and another defendant, and in evaluating the circumstances has determined that legal action may be taken against other parties.

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

Although the Superior Court of the State of Arizona, County of Maricopa, has upheld and affirmed ALG's valid and enforceable lis pendens acquired against real property (the home located in Paradise Valley) purchased with funds misappropriated by Mertz from ALG, the Company is not opposed to settlement as suggested by opposing counsel. However, the Company will not agree to do so unless the Company recovers all monies lost as a consequence of Mertz' actions and will proceed to trial if necessary. Both parties have submitted settlement proposals to the other party, but have been subsequently rejected.

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

Promptly upon Mertz's death, ALG submitted to Northwestern Mutual a claim and demand for all benefits payable under the Policies. Mertz's surviving spouse opposed that claim and demand, contending that ALG's interest in the Policies did not exceed in value the total premiums paid to Northwestern Mutual by ALG. On June 27, 2001, the court ordered Northwestern Mutual to disburse to ALG $93,231.40, an amount equal (in Northwestern Mutual's view) to that portion of the insurance proceeds not claimed by Mrs. Mertz. Thereafter, on or about August 3, 2001, Northwestern Mutual commenced in the Arizona Litigation an interpleader action (the "Interpleader Action"), offering to deposit with the Court the undisbursed insurance proceeds. On August 21, 2001, the Company filed a counterclaim against Northwestern Mutual for its nonpayment of the insurance proceeds.

On May 6, 2002, ALG filed an amended counterclaim complaint against Northwestern Mutual. The complaint charges that ALG had the sole right to obtain loans or advances on the policies and that in or about October 2000 Northwestern Mutual negligently approved and made to Mertz (not ALG) a loan against the policy in the approximate amount of $100,000 even though it knows or should have known that Mertz, who requested the loan (a) was not duly authorized by ALG to obtain the loan or (b) would misappropriate the loan proceeds or otherwise utilize the loan proceeds for his personal benefit. Subsequently, when the cash value of the policy was insufficient to cover the premium, Northwestern Mutual converted the policy to "Paid Up Insurance", thus, substantially reducing the value of the death benefit payable under the policies. Therefore, as a direct and proximate result of Northwestern Mutual's negligence, ALG has been substantially damaged, and seeks payment from Northwestern Mutual for any and all sums under any of the Mertz policies plus compensatory damages.

In its action against the Mertz estate in its defense of the Interpleader Action, and in its action against Northwestern Mutual, ALG will pursue vigorously its claim of entitlement to the Policies and will proceed to trial if necessary, unless the parties reach a settlement where the Company recovers all monies lost as a consequence of Mertz's actions.

On October 31, 2001, Messrs. James Mack, Wallace Qualls and Michael Matney resigned from ALG. The Company has investigated the facts surrounding the unauthorized misappropriation of Company funds by previous employees Messrs. Mack and Qualls. In the near future the Company will be filing a complaint against the parties in the State of Michigan, Oakland County Circuit Court for, amongst other charges, Breach of Contract, Breach of Fiduciary Duty, Fraud/Misappropriation, Misappropriation of Confidential Information and Trade Secrets.

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

On March 15, 2002 Scott J. Weaver a shareholder of MiB Group prior to Whitehall's acquisition of MiB on October 3, 2000, filed in Marion County Circuit Court a complaint styled Scott J. Weaver v. Whitehall Enterprises, Inc. and Alternative Lending Group, Inc., Case No. 496D20203PL000466 (the "Complaint"). Weaver alleges in the complaint that the Company guaranteed that the $225,000 Whitehall shares paid to him for his stake in MiB would have a value of $1.00 per share by October 3, 2001 or Whitehall would issue additional shares to make up the difference. Since the share price on October 3, 2001 was $.01 per share, Weaver seeks 22,275,000 Whitehall shares. The Company did not defend the lawsuit.

On May 2, 2002 a Default Entry and Final Judgment was entered in Marion County Circuit Court ordering the Company to issue 22,275,000 freely tradable shares of common stock of Whitehall Enterprises within ten days of the Judgment. Notwithstanding the Company's inability to comply with the Court's Order in a timely fashion, it will issue the shares due Mr. Weaver as soon as possible.

The Company attempted to negotiate the debenture with Mr. Weaver in the effort to protect the shareholders and Mr. Weaver. The Company was not successful in its efforts to do so in a timely fashion. The Court Order, however relieves the Company of liability.

(5) NOTES RECEIVABLE:
    ----------------

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
                                                                                                   -----------
                                                                                                   $ 1,222,786
                                                                                                   ===========

No payments were received under the note during the quarter ended March 31, 2002.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS
    ------------------------------------

Goodwill and other intangible assets at March 31, 2002 consisted of the following:
                                                                        2001
                                                                    -----------
             Goodwill                                               $ 1,097,281
             Patents and licenses                                     2,315,922
             Other intangible assets                                     34,295
                                                                    -----------
                                                                      3,447,498
             Less: accumulated amortization                            (145,298)
                                                                    -----------
                                                                    $ 3,302,200
                                                                    ===========
Amortization for the quarter ended March 31, 2002 amounted to $19,999. There was no amortization for the quarter ended March 31, 2001.

(7) PROPERTY AND EQUIPMENT:
    ----------------------

Property and equipment at March 31, 2002 and September 30, 2001 consisted of the following:

                                                     March 31       September 30
                                                       2002             2001
                                                    ---------         ---------
            Furniture and fixtures                    247,262         $ 239,109
            Machinery and equipment                   540,736           540,736
            Leasehold improvement                      32,850            32,850
                                                    ---------         ---------
                                                      820,848           812,695
            Less: accumulated depreciation           (208,814)         (233,734)
                                                    ---------         ---------
            Total                                   $ 612,034         $ 578,961
                                                    =========         =========

Depreciation expense for the three-month periods ended March 31, 2002 and 2001, was $28,700 and $14,912, respectively.

(8) LEASE COMMITMENTS:
    -----------------

Capital Leases
--------------
The Company's property under capital leases is included in property and equipment and is summarized as follows:

            Furniture and fixtures                                    $ 128,959
            Machinery and equipment                                     123,988
                                                                      ---------
                                                                        252,947
            Less accumulated depreciation:                              (25,791)
                                                                      ---------
            Net assets under capital leases                           $ 227,156
                                                                      =========

The Company leases office space, vehicles, and office furniture and equipment under non-cancelable operating leases, which have initial terms in excess of one year.

At March 31, 2002, future minimum annual lease payments under capital leases and other operating leases having non-cancelable lease terms in excess of one year are as follows:

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

(10) LINES OF CREDIT:
     ---------------

ALG has a warehouse line of credit from one financial institution totaling $4,000,000. The interest rate for the line of credit is prime plus 2%. As of March 31, 2002, ALG has no loans outstanding against the line. The line of credit is collateralized by assignment of mortgage notes and deeds of trust of the respective loans.

(11) LONG TERM NOTES PAYABLE:
     ------------------------
Long-term debt consisted of the following:


                                                                                     March 31                  September 30
                                                                                       2002                        2001
                                                                                     ---------                 ------------
         Convertible debenture with an interest rate of 5% per annum; due on
         February 28, 2002, principal and interest accrued; convertible at the option of the maker or payee on or before February 28, 2002 into shares of common stock at an exercise price of $1. Subsequent to its maturity date, the Company has the right to issue its common stock in full payment (principal and accrued interest after February 28, 2002) at a conversion price equal to the average closing bid price per share for the five trading days prior to the notice of conversion. The Company is
         not in default due to the arbitration proceedings.                         $2,150,000                 $  2,150,000

         Note payable with an interest rate of 8% per annum, payable in 15 installments of $33,333.33; due on October 15, 2001. During the year ended September 30, 2001, the licensor refused to accept the final payment under the terms of the note and illegally canceled the
         licensing agreement.                                                          201,461                      201,461


         Convertible debenture with an interest rate of 10% per annum; principal and interest due on May 17, 2002; convertible into shares of common stock at an exercise price of $0.05 on or before May 17, 2002. The note contains an option allowing the payee, ninety days after May 17, 2002, to request payment in full plus 100,000 shares of common stock. The
         Company recorded the excess of the aggregate fair value of the instrument with beneficial conversion features at $3,000 amortized over a period of 3 months. On October 10, 2001, prior to issuance, but subsequent to year-end, the payee exercised his option and requested
         payment in full and 100,000 shares of the Company.                             30,000                       50,000

         Convertible debenture with an interest rate of 10% per annum; principal and interest due on June 8, 2002; convertible on or before June 8, 2002 into shares of common stock of Interactive Medical Technologies (IMT)
         (a wholly-owned subsidiary of Whitehall) at an exercise
         price of two tenths of 1% of equity in IMT.                                    25,000                       25,000


         Convertible debenture with an interest rate of 15% per annum; principal and interest due on January 26, 2002; convertible on or before January
         26, 2002 into shares of common stock of Interactive Medical
         Technologies (IMT) (a wholly-owned subsidiary of Whitehall) at an exercise price of three fifths of 1% of equity in IMT. The note contains an option allowing the payee to convert the note into shares of common stock of the Company valued at 60% of the average trading price for five days on or before October 26, 2001. The Company recorded the excess of the aggregate fair value of the instrument with beneficial conversion features at $44,048 amortized over a period of 3 months. As of the date of the audit report, the option to convert into
         shares of common stock of the Company was not exercised.                   $   75,000                 $     75,000



         Convertible promissory note with an interest rate of 12% per annum;
         principal and interest due on March 1, 2002; convertible on or before
         March 31, 2002 into shares of common stock of Interactive Medical
         Technologies (IMT) (a wholly-owned subsidiary of Whitehall) at an exercise price of one fifth of 1% of equity in IMT. The note contains an option allowing the payee to convert the note into shares of common stock of the Company valued at 80% of the average trading price for five days on or before March 1, 2002. The Company recorded the excess of the aggregate fair value of the instrument with beneficial conversion features at $12,500 amortized over a period of 6 months. As of the date of the audit report, the option to convert into shares of
         IMT was not exercised.                                                         50,000                       50,000

         Beneficial conversion feature on notes payable                                (25,100)                     (25,100)
                                                                                     ---------                 ------------
                                                                                     2,506,361                    2,526,361
         Less current portion:                                                        (356,361)                    (376,361)
                                                                                     ---------                 ------------

                                                                                    $2,150,000                 $  2,150,000
                                                                                    ==========                 ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21F OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SPECIFICALLY, ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND PLANS AND OBJECTIVES OF MANAGEMENT OF THE COMPANY FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT AS THEY RELATE TO THE COMPANY OR COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS INCLUDING, WITHOUT LIMITATION, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER RELATIONS, RELATIONSHIPS WITH VENDORS, THE INTEREST RATE ENVIRONMENT, COST OF CAPITAL, GOVERNMENTAL REGULATION AND SUPERVISION, CHANGES IN INDUSTRY PRACTICES, DISRUPTIONS ASSOCIATED WITH EXPANSION, ONE-TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE APPLICABLE CAUTIONARY STATEMENTS.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS
-----------------------------------------------------------

PLAN OF OPERATIONS
------------------

During the year ended September 30, 2001, the Company continued to focus its resources in establishing a presence in the financial services industry as a national mortgage lender. The most important goal was to increase the amount of mortgage loans originated. Once achieved, with the acquisitions of ALG, DF, and MiB, the Company was licensed and operating in twenty-seven states until December 2000. However, due to the high costs of doing business in some states, ALG reduced the states it operates in to the current twelve and two additional states pending licensure. Currently, resources are also being provided to increase marketing efforts to originate more loans.

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

As a subsidiary of Whitehall Enterprises, MiB would now have the means to approach expansion into additional service offerings with brand name recognition. Although MiB had the capacity to expand its operations, in terms of a proven product, it had lacked the necessary backing to do so. This union would immediately impact MiB by providing that essential link.

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

In light of these developments the Company appointed Board Member Vincent A. Landis to create an executive committee to assist HBI's management with the implementation of their new Action Plan. The implementation of this committee was delayed due to recent developments in the ALG subsidiary. However, the plan will move forward. Additionally, now that negotiations with Abbott Laboratories have terminated, HBI will aggressively pursue talks with other pharmaceutical companies that have less stringent requirements with respect to market share.

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

IMT will concentrate in obtaining resources through the sale of rights outside the United States before marketing the software through web-based e-commerce applications in the United States. On October 2, 2001 the Company secured a proposal for a substantial amount of working capital for IMT ensuring its success. However, Windmill Scientific refused to accept the payments due them in their attempt to sever their relationship with the Company and do business directly with previous associates of IMT. On October 15, 2001 Windmill refused payment and illegally cancelled the Licensing Agreement without merit. The Company has instituted arbitration, per the Licensing Agreement and fully expects to succeed in arbitration. At that time Ms. Guerard's replacement will be hired.

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

         o Generate revenues by executing the joint venture agreement proposed to Whitehall through IMT for the marketing of medical software.

         o Make two acquisitions that will have a positive impact on the Company's balance sheet in terms of equity, and generate net income.

Cash flows from the collection of loans and operations of ALG will provide the liquidity necessary to meet obligations of the next 12 months.

The CEO continues to study several acquisitions and start up operations. To achieve this growth and the necessary working capital, the Company will require additional funding. The Company has received preliminary commitments from investors to arrange for future funding for acquisitions. While the Company has reason to expect the completion of these arrangements, no assurances can be given that such funds will be available given the current state of the Company's common stock trading price. Furthermore, arrangements are being negotiated to secure the necessary capital to substantially increase ALG's warehouse line.

RESULTS OF OPERATIONS
---------------------

The Company's operations consist almost entirely of the operations of ALG. Revenues consist of commissions and fees earned on mortgage loans closed and sold with no recourse to institutional investors.

Revenues from sales for the quarter ended March 31, 2002 were $2,929,210 compared to $2,041,739 for the prior period. This represents an increase in revenues of 43.5% from the quarter ended March 31, 2001.

General and administrative expenses were $2,807,318 or 96% of sales for the quarter ended March 31, 2002. General and administrative expenses for the quarter ended March 31, 2001 amounted to $2,078,328 or 101.7% of revenues for that period.

Management is currently placing emphasis in attaining greater profitability through cost cutting measures in expenses and overhead required to support the operations of the financial segment, as well as the administrative expenses relative to the holding company.

Interest expense incurred of $10,974 was accrued and/or paid for debt service on capital leases and subordinated debentures. Total interest expense for the quarter ended March 31, 2001 amounted to $126,264, of which $104,949 was paid on ALG's warehousing loans. There were substantially no warehousing activities during the quarter ended March 31, 2002.

The Company's consolidated net income for the quarter ended March 31, 2002 amounted to $62,219 compared to a net loss of $(69,538) for the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2002, the Company had operating cash on hand of $73,721 as compared to cash on hand at September 30, 2001 of $265,964. At March 31, 2002, the Company had a negative working capital ratio of current assets to current liabilities of approximately .457, which decreased from a comparable ratio of ..745 at September 30, 2001.

The long-term portion of debt at March 31, 2002 and September 30, 2001 consisted of installments due on capital lease and loan obligations, and convertible debentures of $2,150,000 issued for the purchase of DocPal Medical Review software license. The convertible debenture referred to above is subject to conversion at $1 per share until February 28, 2002, the maturity date. Afterwards, the conversion rate becomes the average closing bid price per share for the five trading days prior to the notice of conversion.

Cash flows provided by operating activities for the quarter ended March 31, 2002 were approximately $1,231,206, compared to $3,774,454 for the quarter ended March 31, 2001. The cash provided by operations was used to pay for the expenses of the Company, purchase furniture and equipment for a branch office in Scottsdale, Arizona and service debt.

Cash flows used in investing activities for the quarter ended March 31, 2002 were approximately $55,952 compared to $864,690 for the quarter ended March 31, 2001. In 2001, the funds were used to purchase property and equipment used in existing offices, a new office expansion and to acquire the MiB common stock.

 Cash flows used in financing activities for the quarter ended March 31, 2002 consisted of principal payments on long term debt and capital lease obligations, and a reduction in the warehouse line of credit facility related to a corresponding reduction in loan inventory.

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

                                           WHITEHALL ENTERPRISES, INC.
                                           FORMERLY KNOWN AS
                                           TOTAL WORLD TELECOMMUNICATIONS, INC.
                                           (Registrant)



Date:  May 20, 2002                         By:/s/ Luis Alvarez
                                            --------------------------------
                                            Luis Alvarez, President