Form 10QSB
period 2002-06-30
WHITEHALL ENTERPRISES INC
filed 2002-09-19
CIK 846381

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                -----------------

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


   -------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

                                 Yes  X     No
                                     ---       ---

 APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 162,791,415 shares as of June 30, 2002.

                           WHITEHALL ENTERPRISES, INC.
                                FORMERLY KNOWN AS
                      TOTAL WORLD TELECOMMUNICATIONS, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets - June 30, 2002 and September 30, 2001

           Consolidated Statements of Operations -- Three Months and Nine Months Ended June 30, 2002 and 2001

           Statements of Cash Flows -- Nine Months Ended June 30, 2002 and 2001

           Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.   OTHER INFORMATION
----------------------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Financial Statements, Pro Forma Financial Information and Exhibits

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                     Consolidated Balance Sheet - Unaudited
                      June 30, 2002 and September 30, 2001



                                     ASSETS
                                                               Unaudited
                                                             June 30, 2002  September 30, 2001
                                                             -------------  ------------------
 Current Assets
      Cash                                                    $    30,458      $   265,964
      Accounts receivable                                         144,046          454,216
      Loan inventory                                                   --        1,326,782
      Prepaid Expenses                                             36,549          110,576
                                                              -----------      -----------
Total Current Assets                                              211,053        2,157,538
                                                              -----------      -----------

Loans Receivable                                                  222,786        1,222,786
                                                              -----------      -----------

Property and Equipment                                            831,098          812,695
Less Accumulated Depreciation                                    (255,664)        (233,734)
                                                              -----------      -----------
      Property and Equipment - Net                                575,434          578,961
                                                              -----------      -----------

Other Assets
      Goodwill and other intangible assets - net                1,891,586        3,346,459
      Amounts due from related parties                            198,438          105,208
      Deposits                                                      1,166               --
                                                              -----------      -----------

TOTAL ASSETS                                                  $ 3,100,463      $ 7,410,952
                                                              ===========      ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
      Capital lease obligations - current portion             $    73,554      $    73,554
      Current portion of long term debt                           139,900          201,361
      Notes payable - bank                                             --        1,302,615
      Interest payable                                                 --            4,774
      Convertible debentures                                           --          175,000
      Income taxes payable                                             --               --
      Accounts payable                                          1,312,558        1,139,558
                                                              -----------      -----------

Total Current Liabilities                                       1,526,012        2,896,862
                                                              -----------      -----------

Convertible debentures                                                 --        2,150,000
Capital leases - non current portion                               84,548          153,346
                                                              -----------      -----------

Total Liabilities                                               1,610,560        5,200,208
                                                              -----------      -----------


Shareholders' Equity
      Preferred stock, $.001  par value,
        4 million shares authorized, issued
        and outstanding                                             4,000            4,000
      Common Stock, $.0001 par value,
        200,000,000 shares authorized, 162,791,413
        shares issued and outstanding                              17,090           17,090
      Additional Paid In Capital                                4,141,560        4,141,560
      Accumulated deficit                                      (2,672,747)      (1,951,906)
                                                              -----------      -----------

Total Stockholders' Equity                                      1,489,903        2,210,744
                                                              -----------      -----------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                    $ 3,100,463      $ 7,410,952
                                                              ===========      ===========

                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                  FORMERLY TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Operations - Unaudited
           For the Three and Nine Months Ended June 30, 2002 and 2001

                                                               For the period ended June 30,
                                                     Third Quarter                       Nine months ended
                                                 2002              2001                2002              2001
                                            -------------      -------------      -------------      -------------
Revenues from Operations
      Sales                                 $   1,897,825      $   2,680,802      $   8,161,211      $   6,943,337
      Consulting Fees                                  --                 --                 --                 --
                                            -------------      -------------      -------------      -------------
Total Operating Revenues                        1,897,825          2,680,802          8,161,211          6,943,337
                                            -------------      -------------      -------------      -------------

Operating Expenses

      Sales, General and Administration         2,644,365          2,400,320          8,647,256          6,633,486
      Depreciation and amortization               136,851             18,047            204,029             47,871
                                            -------------      -------------      -------------      -------------

Total Operating Expenses                        2,781,216          2,418,367          8,851,285          6,681,357
                                            -------------      -------------      -------------      -------------

Income (loss) from operations                    (883,391)           262,435           (690,074)           261,980
                                            -------------      -------------      -------------      -------------

Other Income (Expenses)
      Sundry Income                                    --             14,474                 --            151,423
      Interest expense                              1,954            (13,286)            44,256           (244,499)
                                            -------------      -------------      -------------      -------------

Net Income (Loss)                           $    (885,345)     $     263,623      $    (734,330)     $     168,904
                                            =============      =============      =============      =============

Net Income (Loss) Per Common Share                (0.0054)           (0.0038)           (0.0045)           (0.0038)
                                            =============      =============      =============      =============

Number of Shares Used in Computation          162,791,413        138,107,945        162,791,413        138,107,945
                                            =============      =============      =============      =============

                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                      TOTAL WORLD TELECOMMUNICATIONS, INC.
                Consolidated Statement of Cash Flows - Unaudited
                  For the Quarters Ended June 30, 2002 and 2001


                                                                     June 30, 2002     June 30, 2001
                                                                     -------------     -------------
Cash flows form operating activities:

Net Income (Loss)                                                      $  (734,330)     $   168,904

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
      Depreciation                                                          84,029           47,871
      Amortization of intangible assets                                    120,000               --
Change  in assets and liabilities
       (Increase) decrease in accounts receivable                         (689,830)        (162,272)
       Decrease  in loan inventory                                       1,326,782        1,814,159
      Increase (Decrease) in loans receivable                            1,000,000          (49,771)
      (Increase) Decrease in prepaid expenses and other assets             (20,369)         185,388
      Increase (decrease) in accounts payable and accrued expenses         173,000          179,565
      (Decrease) in interest payable                                        (4,774)              --
                                                                       -----------      -----------

      Total adjustments                                                  1,988,838        2,014,940
                                                                       -----------      -----------

      Net cash provided (used) by operating activities                   1,254,508        2,183,844
                                                                       -----------      -----------

Cash flows from investing activities
      Acquisition of property and equipment                                (80,502)        (257,559)
      Acquisition of intangible assets                                          --         (401,467)
                                                                       -----------      -----------

      Net cash provided (used) by investing activities                     (80,502)        (659,026)
                                                                       -----------      -----------

Cash flows from financing activities:
      Net borrowings                                                    (1,279,253)      (1,805,022)
      Principal payments for capital lease obligations                     (68,798)        (180,000)
      Retirement of long term debt                                         (61,461)              --
      Proceeds from paid in capital                                             --          520,843
                                                                       -----------      -----------

      Net cash provided (used) by financing activities                  (1,409,512)      (1,464,179)
                                                                       -----------      -----------

Net increase (decrease) in cash and cash equivalents                      (235,506)          60,639

Cash and cash equivalents - beginning of year                              265,964           57,380
                                                                       -----------      -----------

Cash and cash equivalents - end of period                              $    30,458      $   118,019
                                                                       ===========      ===========

                       See Notes to Financial Statements.

                           WHITEHALL ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (UNAUDITED)
                                  June 30, 2002

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

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month periods ended June 30, 2002 and 2001 are not necessarily indicative of operating results to be expected for a full year.

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

No reduction for impairment of long-lived assets was necessary for the quarter ended June 30, 2002. At September 30, 2001, the Company recognized an asset impairment loss of $655,307.

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

Advertising
-----------
The Company expenses the cost of advertising as incurred or when the advertising initially takes place. No advertising costs were capitalized at June 30, 2002 or September 30, 2001.

Advertising expense was $301,448 for the quarter ended June 30, 2002 and $985,471 for the nine months ended June 30, 2002.

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

Net Income (Loss) per Share
---------------------------
Basic net income (loss) per share for each year is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted income (loss) per share includes the effects of common stock equivalents to the extent they are dilutive. Additionally, approximately 806,000 weighted average shares, issuable pursuant to the convertible debenture obligation, have been excluded from the earnings per share at June 30, 2002 since such shares are anti-dilutive.

Basic weighted and dilutive average number of shares outstanding is as follows:

                                                                     2001
                                                                     ----
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
                                                                  ===========

(3) EQUITY TRANSACTIONS
    -------------------

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

On May 6, 2002, ALG filed an amended counterclaim complaint against Northwestern Mutual. The complaint charges that ALG had the sole right to obtain loans or advances on the policies and that in or about October 2000 Northwestern Mutual negligently approved and made to Mertz (not ALG) a loan against the policy in the approximate amount of $100,000 even though it knows or should have known that Mertz, who requested the loan (a) was not duly authorized by ALG to obtain the loan or (b) would misappropriate the loan proceeds or otherwise utilize the loan proceeds for his personal benefit. Subsequently, when the cash value of the policy was insufficient to cover the premium, Northwestern Mutual converted the policy to "Paid Up Insurance", thus, substantially reducing the value of the death benefit payable under the policies. Therefore, as a direct and proximate result of Northwestern Mutual's negligence, ALG has been substantially damaged, and demands payment from Northwestern Mutual for any and all sums under any of the Mertz policies plus compensatory damages.

In its action against the Mertz estate in its defense of the Interpleader Action, and in its action against Northwestern Mutual, ALG will pursue vigorously its claim of entitlement to the Policies and will proceed to trial if necessary, unless the parties reach a settlement where the Company recovers all monies lost as a consequence of Mertz's actions.

On July 15,2002 the Mertz estate advised ALG of its intent to sell the Paradise Valley house and requested ALG's assistance by providing a total dollar amount represented by ALG's Lis Pendens on the real property. Mertz would then attempt to post a bond to secure ALG's interest and sell the property. ALG advised that it would not assist Mertz' efforts to sell the real property in which ALG has asserted an interest. ALG's interest is in the residence itself, hence the Lis Pendens is not a claim for money damages secured by the residence. The Lis Pendens provides the world notice of ALG's interest in the residence, effectively preventing sale or disposition of the residence. Mertz filed a motion with the court to compel ALG to set forth the value of the Lis Pendens. The court denied the Mertz motion on August 13,2002.

On October 31, 2001, Messrs. James Mack, Wallace Qualls and Michael Matney resigned from ALG. The Company has investigated the facts surrounding the unauthorized misappropriation of Company funds by previous employees Messrs. Mack and Qualls. In the future the Company will be filing a complaint against the parties in the State of Michigan, Oakland County Circuit Court for, amongst other charges, Breach of Contract, Breach of Fiduciary Duty, Fraud/Misappropriation, Misappropriation of Confidential Information and Trade Secrets.

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

The Company answered the Complaint and on February 15, 2002, moved for summary judgment. There, the Company makes clear as a matter of law that it is not liable for unpaid wages or under the act. Its motion for summary judgment will be heard in due course. However, Guerard's counsel has agreed that ALG is entitled to judgment on count II of the complaint, the claim for damages under the Whistle-Blower Act, and has therefore abandoned that claim. The court has instructed counsel to prepare an order to that effect (Summary Judgment on count
II).

On January 2, 2002 Whitehall Enterprises initiated arbitration against Windmill Scientific Corporation for its illegal cancellation of its Licensing Agreement with Whitehall. Windmill wrongfully repudiated the Agreement by refusing to honor its commitment to accept payment of the amount due and owing on October 15, 2001. Pursuant to Whitehall's investigation it amended its arbitration statement of claim to include: (1) Fraudulent Inducement, (2) Negligent Misrepresentation, (3) Declaratory Judgment; and (4) Breach of Contract. Windmill fraudulently induced Whitehall to assent to the Agreement by knowingly misrepresenting the accuracy, completeness and marketability of the Software. Furthermore, the damages occasioned by Windmill's deceit, inclusive of Dr. Barcala's previous legal matter, together with those sustained by Whitehall as a result of Windmill's repudiation of the Agreement, far exceed the aggregate amount payable to Windmill under the Agreement. However, further investigation and an opinion letter from an independent intellectual property attorney qualified as an expert revealed that Windmill is not the sole owner of the proprietary rights in the DocPal Medical Review software licensed to Whitehall. Therefore, on August 23, 2000, the date of the Agreement, the software could not be licensed to Whitehall unilaterally by Windmill. Thus on July 17, 2002 Whitehall notified Windmill of its rescission of the Agreement and demanded restitution of all sums paid to Windmill pursuant to the Agreement, or $333,335.00. Subsequently Whitehall filed a Complaint for Rescission in

Miami-Dade County Circuit Court for (1) rescission ab initio of the Agreement,
(2) for restitution of all sums paid to Windmill pursuant to the Agreement together with interest thereon, (3) for reimbursement of Whitehall's Agreement-related expenses as proved at trial, (4) for its costs of the action including reasonable attorney's fees; and (5) for such other and further relief as the Court deems appropriate. Subsequent to this lawsuit being filed, Windmill's attorney resigned and Windmill did not file an answer with the Court. Pursuant to the company's on going investigation, it appears that the principals of Windmill may be abandoning the Windmill corporation and moving its assets to DigitalMed Corporation where it will attempt to continue conducting business with previous Whitehall associates along with attempting to influence Whitehall shareholders by posting as, among others, "6063" in internet message boards. Whitehall will vigorously prosecute this lawsuit and continue tracking its interests until such time that this matter is concluded and Whitehall is reimbursed.

On March 15, 2002 Scott J. Weaver a shareholder of MiB Group prior to Whitehall's acquisition of MiB on October 3, 2000, filed in Marion County Circuit Court a complaint styled Scott J. Weaver v. Whitehall Enterprises, Inc. and Alternative Lending Group, Inc., Case No. 496D20203PL000466 (the "Complaint"). Weaver alleges in the complaint that the Company guaranteed that the $225,000 Whitehall shares paid to him for his stake in MiB would have a value of $1.00 per share by October 3, 2001 or Whitehall would issue additional shares to make up the difference. Since the share price on October 3, 2001 was $.01 per share, Weaver demands 22,275,000 Whitehall shares. The Company did not defend the lawsuit.

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
                                                                                              $   999,633

         Note  receivable  with  an  interest  rate  of  8%;  receivable  in 24  monthly
         installments, including  accrued interest beginning June 30, 2002.                       500,000

         Note  receivable  with  an  interest  rate  of  8%;  receivable  in 15  monthly installments  of $43,333.33;  due September 1, 2002.  The Company  entered into renegotiation  with the holder of the notes  receivable  and  extended  the due
         date.                                                                                    326,153

         Promissory note assigned by the purchaser
                                                                                                1,397,000
                                                                                                3,222,786
         Less allowance for doubtful accounts:                                                 (3,000,000)
                                                                                              -----------
                                                                                              $   222,786
                                                                                              ===========

No payments were received under the note during the quarter ended June 30, 2002. Management increased the allowance for doubtful accounts to $3,000,000, as it studies all possibilities to expedite collection of the amounts due.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS
    ------------------------------------

Goodwill and other intangible assets at June 30, 2002 consisted of the following:
                                                                                                    2001
           Goodwill                                                                           $ 1,097,281
           Patents and licenses                                                                   350,000
           Other intangible assets                                                                682,348
                                                                                              -----------
                                                                                                2,129,629
           Less: accumulated amortization                                                        (238,043)
                                                                                              -----------
                                                                                              $ 1,891,586
                                                                                              ===========

Amortization for the quarter ended June 30, 2002 amounted to $120,000. There was no amortization for the quarter ended June 30, 2001.

(7) PROPERTY AND EQUIPMENT:
    ----------------------

Property and equipment at June 30, 2002 and September 30, 2001 consisted of the following:
                                                        June 30    September 30
                                                         2002           2001
                                                       ---------      ---------

         Furniture and fixtures                          247,262      $ 239,109
         Machinery and equipment                         550,986        540,736
         Leasehold improvement                            32,850         32,850
                                                       ---------      ---------

                                                         831,098        812,695
         Less: accumulated depreciation                 (255,664)      (233,734)
                                                       ---------      ---------
         Total                                         $ 575,434      $ 578,961
                                                       =========      =========

Depreciation expense for the three-month periods ended June 30, 2002 and 2001, was $16,851 and $18,047, respectively.

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

At June 30, 2002, future minimum annual lease payments under capital leases and other operating leases having non-cancelable lease terms in excess of one year are as follows:
                                                     Operating         Capital
                                                       Leases           Leases
                                                     ----------       ----------

         2002                                        $  338,510       $   73,554
         2003                                           327,260           73,554
         2004                                           266,420           10,994
         2005                                           142,407               --
         2006 and thereafter                            190,464               --
                                                     ----------       ----------
                                                     $1,265,061       $  158,102
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

(10) LONG TERM NOTES PAYABLE:
     -----------------------

Long-term debt consisted of the following:

                                                                                     June 30               September 30
                                                                                       2002                   2001

         Convertible debenture with an interest rate of 5% per annum; due on
         February 28, 2002, principal and interest accrued; convertible at the option of the maker or payee on or before February 28, 2002 into shares of common stock at an exercise price of $1. Subsequent to its maturity date, the Company has the right to issue its common stock in full payment (principal and accrued interest after February 28, 2002) at a conversion price equal to the average closing bid price per share for the five trading days prior to the notice of conversion. The Company is not in default due to the arbitration proceedings. These notes have been cancelled in accordance with the results of litigation discussed
         in Note 4.                                                                $        --          $    2,150,000

         Note payable with an interest rate of 8% per annum, payable in 15 installments of $33,333.33; due on October 15, 2001. During the year ended September 30, 2001, the licensor refused to accept the final payment under the terms of the note and illegally canceled the licensing agreement. This note has been cancelled in accordance
         with the results of litigation discussed in Note 4.                                --                 201,461



         Convertible debenture with an interest rate of 10% per annum; principal and interest due on May 17, 2002; convertible into shares of common stock at an exercise price of $0.05 on or before May 17, 2002. The note contains an option allowing the payee, ninety days after May 17, 2002, to request payment in full plus 100,000 shares of common stock. The
         Company recorded the excess of the aggregate fair value of the instrument with beneficial conversion features at $3,000 amortized over a period of 3 months. On October 10, 2001, prior to issuance, but subsequent to year-end, the payee exercised his option and requested
         payment in full and 100,000 shares of the Company.                             40,000                  50,000

         Convertible debenture with an interest rate of 10% per annum; principal and interest due on June 8, 2002; convertible on or before June 8, 2002 into shares of common stock of Interactive Medical Technologies (IMT)
         (a wholly-owned subsidiary of Whitehall) at an exercise price of two tenths of 1% of equity in IMT. This note has been cancelled in
         accordance with the results of litigation discussed in Note 4.                     --                  25,000


         Convertible debenture with an interest rate of 15% per annum; principal and interest due on January 26, 2002; convertible on or before January
         26, 2002 into shares of common stock of Interactive Medical
         Technologies (IMT) (a wholly-owned subsidiary of Whitehall) at an exercise price of three fifths of 1% of equity in IMT. The note contains an option allowing the payee to convert the note into shares of common stock of the Company valued at 60% of the average trading price for five days on or before October 26, 2001. The Company recorded the excess of the aggregate fair value of the instrument with beneficial conversion features at $44,048 amortized over a period of 3 months. As of the date of the audit report, the option to convert into
         shares of common stock of the Company was not exercised.                  $    75,000          $       75,000


         Convertible promissory note with an interest rate of 12% per annum;
         principal and interest due on March 1, 2002; convertible on or before
         March 31, 2002 into shares of common stock of Interactive Medical
         Technologies (IMT) (a wholly-owned subsidiary of Whitehall) at an exercise price of one fifth of 1% of equity in IMT. The note contains an option allowing the payee to convert the note into shares of common stock of the Company valued at 80% of the average trading price for five days on or before March 1, 2002. The Company recorded the excess of the aggregate fair value of the instrument with beneficial conversion features at $12,500 amortized over a period of 6 months. As of the date of the audit report, the option to convert into shares of
         IMT was not exercised.                                                         50,000                  50,000

         Beneficial conversion feature on notes payable                                (25,100)                (25,100)
                                                                                   -----------               ---------
                                                                                       139,900               2,526,361
         Less current portion:                                                        (139,900)               (376,361)
                                                                                   -----------          --------------

                                                                                   $        --          $   $2,150,000
                                                                                   ===========          ==============

(11) CONTINGENCIES:
     -------------

During May and June 2002, both the Arizona and Indiana managers resigned their positions simultaneously. This action was planned and, along with other contemporaneous acts directed by the same individuals, caused ALG to lose a significant amount of revenue in those two states. Consequently, ALG suffered substantial net losses during the quarter. To achieve stability and growth, the Company requires additional funding. The Company has entered into an agreement with investors for current and future funding for ALG. While the Company has reason to expect the completion of these arrangements, no assurances can be given that such funds will be available given the current state of the Company's common stock trading price. Furthermore, arrangements are being negotiated to secure the necessary capital to substantially increase ALG's warehouse line. Absent an increase in revenues from such new business within the two quarters ending in December 31, 2002, or closing on the procurement of additional capital for ALG, there may be uncertainty about ALG's ability to continue as a going concern. These financial statements have no adjustments that might result from the outcome of this uncertainty.

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

During the quarter ended June 30, 2001, ALG opened a branch office in Tampa, Florida to take advantage of the tremendous growth being experienced in the State's central area and its west coast. The branch was initially developed by contracting established loan officers with many years of experience in the geographical area. The development of this area will significantly increase loan originations and revenues.

During May and June 2002, both the Arizona and Indiana managers resigned their positions simultaneously. This action was planned and, along with other contemporaneous acts directed by the same individuals, caused ALG to lose a significant amount of revenue in those two states. In order to overcome the reduction in revenues, ALG management has carried out the following steps:

         o Consolidated all Arizona operations in the Phoenix office and all Michigan operations in the Southfield office.

         o Hired managers and staff for the Indianapolis branch. By September, this branch was operating close to the level of prior quarters in a more efficient financial structure.

         o Changed commission structure of loan officers to a strictly incentive method as opposed to salary and commissions used before.

         o Entered into a letter of intent to sell ALG common stock to an investor group for approximately $1.4 million. ALG will receive the first $125,000 in capital contributions toward the closing pursuant to a stock purchase agreement.

         o Prepared a business plan to centralize the processing and closing of loans originated in Florida as requested by the investor group.

         o Established joint venture arrangements with marketing consulting groups with very favorable terms.

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

As discussed in Note 4 - Legal Matters, because of the outcome of the litigation with Windmill, as well as the fact that Global has not paid by the extended due date of the note, management increased the allowance by an additional $1 million.

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

Additionally, as explained beforehand in Note 4 - Legal Matters, the Company has been relieved of all responsibility related to the purchase of the DOCPAL license, as the ownership of the software has been questioned. The creator and rightful owner of the software has entered into an agreement with IMT and the Company to continue to develop several strategic marketing arrangements inclusive of equity investment opportunities in IMT.

As discussed beforehand in Note 4 to the financial statements, IMT will now concentrate on prosecuting its case against Windmill Scientific Corporation, its principals and/or new companies incorporated by the principals.

Whitehall has entered into a preliminary arrangement with several other parties to continue its efforts in succeeding in the medical software industry. Those agreements will be disclosed upon consummation the venture.

 During the current fiscal year, the Company focused on carrying out the following objectives:

         o Rebuild the amounts of loans originated and secure more favorable terms in the warehouse lines of credit for ALG. Continue to concentrate on increasing revenues and profits within profitable markets and not just increasing the number of states.

         o Continue efforts to promote HBI patents and execute a royalty agreement to generate revenue.

Cash flows from the collection of loans and operations of ALG will provide the liquidity necessary to meet obligations of the next 12 months.

To achieve stability and growth, the Company requires additional funding. The Company has entered into an agreement with investors for current and future funding for ALG. While the Company has reason to expect the completion of these arrangements, no assurances can be given that such funds will be available given the current state of the Company's common stock trading price. Furthermore, arrangements are being negotiated to secure the necessary capital to substantially increase ALG's warehouse line.

RESULTS OF OPERATIONS
---------------------

The Company's operations consist almost entirely of the operations of ALG. Revenues consist of commissions and fees earned on mortgage loans closed and sold with no recourse to institutional investors.

Revenues from sales for the quarter ended June 30, 2002 were $1,897,825 compared to $2,680,802 for the prior period. This represents a decrease in revenues of 29.2% from the quarter ended June 30, 2001.

General and administrative expenses were $2,644,365 or 139% of sales for the quarter ended June 30, 2002. General and administrative expenses for the quarter ended June 30, 2001 amounted to $2,400,320 or 90.8% of revenues for that period.

Management is currently placing emphasis in closing an agreement with investors for current and future funding for ALG. Management is always looking to improve profitability through cost cutting measures in expenses and overhead required to support the operations of the financial segment, as well as the administrative expenses relative to the holding company. In this regard, management is implementing a plan, as discussed in the management discussion and analysis, to achieve the desired objectives.

Interest expense incurred of $1,954 was accrued and/or paid for debt service on capital leases. Total interest expense for the quarter ended June 30, 2001 amounted to $13,286. There were substantially no warehousing activities during the quarter ended June 30, 2002.

The Company's consolidated net income (loss) for the quarter ended June 30, 2002 amounted to $(885,345) compared to a net income of $263,623 for the quarter ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 2002, the Company had operating cash on hand of $30,458 as compared to cash on hand at September 30, 2001 of $265,964. At June 30, 2002, the Company had a negative working capital ratio of current assets to current liabilities of approximately .145, which decreased from a comparable ratio of .745 at September 30, 2001.

The long-term portion of debt at June 30, 2002 and September 30, 2001 consisted of installments due on capital lease and loan obligations. Convertible debentures of $2,150,000 issued for the purchase of DocPal Medical Review software license were canceled as discussed in Note 4 - Legal Matters, in the financial statements.

Cash flows provided by operating activities for the quarter ended June 30, 2002 were approximately $1,254,058, compared to $2,183,844 for the quarter ended June 30, 2001. The cash provided by operations was used to pay for the expenses of the Company, purchase furniture and equipment for a branch office in Scottsdale, Arizona and service debt.

Cash flows used in investing activities for the quarter ended June 30, 2002 were approximately $80,502 compared to $659,026 for the quarter ended June 30, 2001. In 2001, the funds were used to purchase property and equipment used in existing offices, a new office expansion and to acquire the MiB common stock.

 Cash flows used in financing activities for the quarter ended June 30, 2002 consisted of principal payments on long term debt and capital lease obligations, and a reduction in the warehouse line of credit facility related to a corresponding reduction in loan inventory.

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

                                           WHITEHALL ENTERPRISES, INC.
                                           FORMERLY KNOWN AS
                                           TOTAL WORLD TELECOMMUNICATIONS, INC.
                                           (Registrant)



Date:  September 18, 2002                  By: /s/ Luis Alvarez
                                               --------------------------
                                                  Luis Alvarez, President

                                 CERTIFICATIONS



          I, Luis Alvarez certify that:

          1. I have reviewed this report on Form 10-QSB of Whitehall Enterprises, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


Dated:  September 18, 2002                         /s/ Luis Alvarez
                                                   ---------------------------
                                                   Chief Executive Officer and
                                                   Chief Financial Officer